Form 10-K
period 2022-12-31
IDEX CORP /DE/
filed 2023-02-23
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 30, 2022 closing price of $181.63) held by non-affiliates of IDEX Corporation was $13,718,682,816.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 17, 2023 was 75,518,200.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Statement Under the Private Securities Litigation Reform Act

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s full year 2023 focus and the assumptions underlying these expectations, plant and equipment capacity for future growth and the anticipated timing and effects of planned facility expansion, the duration of supply chain challenges, anticipated future acquisition behavior and capital deployment, availability of cash and financing alternatives, the intent to refinance or repay the Company’s 3.20% Senior Notes due June 2023 using the available borrowing capacity of the Revolving Facility and the anticipated benefits of the Company’s acquisitions, including the acquisitions of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”), Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”), Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”), KZ CO. (“KZValve”) and Muon B.V. and its subsidiaries (“Muon Group”) and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the impact of health epidemics and pandemics, including the COVID-19 pandemic, and the impact of related governmental actions on the Company’s ability to operate its business and facilities, on its customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars, including Russia's invasion of Ukraine and the global response to this invasion, which, along with the ongoing effects of the COVID-19 pandemic, could have an adverse impact on the Company's business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters, and the other risk factors discussed in Item 1A, “Risk Factors” of this annual report. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Item 1.        Business.

Overview

IDEX Corporation (“IDEX” or the “Company”) was incorporated in Delaware on September 24, 1987 and is an applied solutions provider serving niche markets worldwide. IDEX is a high-performing global enterprise committed to making trusted solutions that improve lives and are mission critical components in everyday life. Substantially all of the Company’s business activities are carried out through over 50 wholly-owned subsidiaries with shared values of trust, team and excellence. IDEX’s diverse family of businesses is innovative and inquisitive in its quest to solve customers’ most challenging applied technology problems. These businesses operate with a high degree of autonomy, yet are all united by employing The IDEX Difference, a philosophy of great teams who embrace the 80/20 principle while remaining hyper-focused on serving customers.

End Markets and Products

The following table summarizes the percentage of total IDEX sales generated by each end market:

IDEX Corporation
2022 End Markets

Other: 7%
Automotive: 6%
Food & Pharma: 7%
Paint: 5%
Water: 7%
Semiconductor: 5%
Chemical: 5%
Analytical Instruments: 7%
Agriculture: 4%
Energy: 8%
Industrial: 19%
Life Sciences: 9%
Fire & Safety: 11%

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

The table below illustrates the percentages of the share of Net Sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022			Year Ended December 31, 2021
	FMT	HST	FSDP	FMT	HST	FSDP
Net Sales	37%	42%	21%	36%	41%	23%
Adjusted EBITDA(1)	39%	42%	19%	36%	42%	22%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $85.7 million and $73.2 million for the years ended December 31, 2022 and 2021, respectively.

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

The following table summarizes the percentage of total FMT sales generated by each end market:

Fluid & Metering Technologies 2022 End Markets

Agriculture: 11%
Semiconductor: 4%
Chemical Processing: 11%
Food & Pharma: 3%
Other: 3%
Automotive: 1%
Energy: 17%
Industrial: 32%
Water: 18%

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

Water. Water is a leading provider of metering technology, flow monitoring products and underground surveillance services for wastewater markets, alloy and non-metallic gear pumps and peristaltic pumps. Water is comprised of the following businesses:

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
•Nexsight and its market leading businesses, Envirosight, WinCan, MyTana and Pipeline Renewal Technologies, complement and create synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Nexsight maintains operations in Randolph, New Jersey; St. Paul, Minnesota; Callery, Pennsylvania; Murten, Switzerland and various other locations across the United States and Europe.
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
•Richter and Aegis produce superior solutions for demanding and complex pump and valve applications in the process industry as well as specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali and pulp and paper industries. Richter and Aegis maintain operations in Kempen, Germany; Suzhou, China and Geismar, Louisiana.

Agriculture.  Agriculture consists of the following businesses:
•Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Its products are used in agriculture and industrial applications. Banjo is based in Crawfordsville, Indiana with distribution facilities in Didam, The Netherlands and Valinhos, Brazil.
•KZValve is a leading manufacturer of electric valves and controllers used primarily in agricultural applications. KZValve maintains operations in Greenwood, Nebraska.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions and precision gear and peristaltic pump technologies. HST serves a variety of end markets, including food and beverage, life sciences, analytical instruments, pharmaceutical and biopharmaceutical, industrial, semiconductor, digital printing, automotive/transportation, medical/dental, energy, cosmetics, marine, chemical, wastewater and water treatment, research and aerospace/defense markets.

The following table summarizes the percentage of total HST sales generated by each end market:

Health & Science Technologies 2022 End Markets

Semiconductor: 8%
Other: 8%
Automotive: 7%
Food & Pharma: 13%
Medical/Dental: 4%
Energy: 4%
Aerospace/Defense: 3%
Industrial: 15%
Life Sciences: 22%
Analytical Instruments: 16%

The following discussion describes the reporting units included in the HST segment:

Scientific Fluidics & Optics.  Scientific Fluidics & Optics is a global authority in life science fluidics, optics, microfluidics and photonics and the movement of liquids and gases in critical applications, offering a diverse set of technologies, expertise, capabilities and product solutions across numerous market segments. Scientific Fluidics & Optics is comprised of the following businesses:

•IDEX Health & Science (“IH&S”) consists of IH&S Fluidics, IH&S Life Science Optics and IH&S Microfluidics. The IH&S Fluidics technology and product portfolio consists of column hardware, degassers, fluidic connections, fluidic manifolds, pumps and pump components, sensors, refractive index detectors, valves and fluidics sub-systems. The IH&S Life Science Optics technology and product portfolio consists of illumination light engines, optical filters, optical subsystems, sensors, cameras and camera imaging objectives. IH&S Microfluidics includes thinXXS Microtechnology, a global leader in developing and producing microfluidic systems, components and consumables serving the point of care diagnostic and digital polymerase chain reaction (“PCR”) markets. IH&S serves the life science optics, chromatography, mass spectrometry, in-vitro diagnostics/biotech fluidics and fluidic connections markets. IH&S maintains operations in Bristol, Connecticut; Carlsbad, California; Lima, New York; Middleboro, Massachusetts; Oak Harbor, Washington; Rochester, New York; Rohnert Park, California; Zweibruken, Germany and Saitama, Japan.
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
•Muon Group manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. The group includes LouwersHanique, Veco, Millux, Tecan and Atul, which have critical technical expertise in precision and tolerances for different materials, from metals and glass to plastics and ceramics. The business maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset in the United Kingdom and Pune, India.

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
•The Roplan businesses are global manufacturers of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Roplan is headquartered in Sweden and has operations in Ningbo, China; Berkshire, England and Madison, Wisconsin.

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
•Airtech designs and manufactures a wide range of highly-engineered pressure technology products, with a core technology around high performance blowers (2 hp and above) and pneumatic valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Airtech is headquartered in Rutherford, New Jersey and has other manufacturing operations in Linthicum Heights, Maryland; Wilmington, North Carolina; Werneck, Germany and Shenzhen, China.

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
◦Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction and roll compaction systems to support their customers’ product development and manufacturing processes.
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

The following table below summarizes the percentage of total FSDP sales generated by each end market:

Fire & Safety/Diversified Products
2022 End Markets

Automotive: 11%
Industrial: 6%
Aerospace: 3%
Energy: 2%
Rescue Tools: 16%
Fire Suppression: 37%
Dispensing: 25%

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

Principal competitors of the HST segment are the Thomas division of Ingersoll Rand (with respect to vacuum pumps and compressors); Parker Hannifin (with respect to sealing devices); Valco Instruments Co., Inc. (with respect to fluid injectors and valves); Jenoptik (with respect to optical assemblies in life sciences); and Tecan Trading AG (with respect to the life science fluidics market).

The principal competitors of the FSDP segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps); Holmatro, Inc. (with respect to rescue tools); Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry); and Panduit Corporation (with respect to stainless steel bands, buckles and clamping systems).

Customers

In 2022, the Company did not have any customers that accounted for more than 3% of net sales. Since the Company serves a wide variety of markets, customer concentrations are not significant.

International

The Company’s products and services are available worldwide, with manufacturing operations in more than 20 countries. The businesses located outside the U.S. are primarily based in Germany, the United Kingdom, the Netherlands, Italy, India, China and Canada. The Company’s geographic diversity allows it to draw on the skills of a global workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products. A strong foothold in these countries has allowed the Company to make great strides to expand its footprint in emerging markets, where the Company believes there is tremendous potential for growth across all segments.

The following table illustrates sales to customers within and outside the U.S. as a percentage of total sales for total IDEX as well as by segment and by reporting unit for the year ended December 31, 2022:

	Domestic	International
FMT	57%	43%
Pumps	57%	43%
Water	58%	42%
Energy	62%	38%
Valves	14%	86%
Agriculture	77%	23%

HST	48%	52%
Scientific Fluidics & Optics	49%	51%
Sealing Solutions	24%	76%
Performance Pneumatic Technologies	81%	19%
Material Processing Technologies	38%	62%
Micropump	28%	72%

FSDP	50%	50%
Fire & Safety	53%	47%
Dispensing	40%	60%
BAND-IT	57%	43%

IDEX	52%	48%

Raw Materials

The Company uses a wide variety of raw materials which are generally purchased from a large number of independent sources around the world. The Company believes it has an adequate supply of raw materials necessary to meet demand and continues to actively manage supply chain constraints. In addition, the Company is exposed to fluctuations in commodity pricing and inflation and attempts to control these impacts through increased prices to customers and various other programs with its suppliers.

Suppliers

The Company manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by the Company are available from a large number of independent sources around the world. The Company believes it has a sufficient number of suppliers necessary to meet demand but continues to actively evaluate its current suppliers and identify alternative sources to manage supply chain constraints, as needed.

Inventory and Backlog

The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. During 2022, backlog was elevated as compared to pre-pandemic levels due to supply chain constraints, which both extended lead times and shifted customer order patterns as well as increased inventory to support production. However, the Company remains a short cycle business and backlog is not considered a significant factor in the Company’s business as relatively short delivery periods and rapid inventory turnover are characteristic of most of the Company’s products. The Company remains focused on delivering products and services to customers against an elevated backlog and continues to actively manage inventory levels. Further, with respect to order cancellations, the Company has not historically experienced significant order cancellations and does not expect significant order cancellations in the future.

Shared Services

The Company has production facilities in Suzhou, China and Vadodara, India that support multiple business units. During 2021, the Company embarked on projects to expand both the China and India facilities in an effort to increase its footprint in these emerging markets as the Company believes there is tremendous potential for growth across all segments. The China expansion was completed in late 2022 and the India facility is expected to be completed in early 2023. IDEX also expanded its facilities in Singapore and Dubai in 2022 to support growth in South East Asia and the Middle East. In addition, IDEX has personnel in China, India, Dubai, Mexico, Latin America and Singapore that provide sales, marketing, product design, engineering and sourcing support to its business units in those regions as well as personnel in various locations in South America, South East Asia, the Middle East, Korea and Japan to support sales and marketing efforts in those regions.

Government Regulations

Our compliance with federal, state and local laws and regulations, including those related to environmental, international trade, labor and employment, human rights, tax, anti-bribery and competition matters, did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 31, 2022.

Employees

At December 31, 2022, the Company had 8,868 employees. Approximately 4% of its employees are covered by various collective bargaining agreements in the U.S. which will expire at various times between now and October 2026. Of those, approximately 1% of employees are covered by collective bargaining agreements in the U.S. which will expire within one year. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.

Human Capital Management

The Company recognizes that its success would not be possible without the valuable contributions of its workforce. Investment in people enables the Company to accomplish its goals and deliver innovative customer solutions. The Company’s corporate Human Capital strategy is overseen by its Chief Human Resource Officer (“CHRO”). Annually, the CHRO presents a talent review to the Company’s Board of Directors focused on senior team development, succession planning for senior management and the general human capital strategy action plan to ensure that the Board is informed on key human capital management matters and to seek alignment on plans for the Company’s continuity and success.

The Company’s workforce advancement strategy is focused through investment in three pillars: skill-building for the entire workforce, leadership development aligned with the Company’s methodology and fostering a great culture. The Company’s approach to performance management, talent development management and employee engagement helps drive long-term value by providing employees with opportunities to do and be their best both individually and as teams:

•As part of our Organizational Talent Cycle process, we conduct regular in-depth talent reviews of our workforce teams and culture with business leaders, identify “stretch” opportunities to grow team members, and connect our decentralized businesses by moving skilled employees from one business unit to another as opportunities and interest arise. Employees and leaders have performance and development conversations throughout the year, talking about business and development goals, reviewing progress, recognizing accomplishments, giving balanced feedback, and identifying opportunities for improvement. Open, honest dialog about performance, development and career growth supports our values of trust, team and excellence and The IDEX Difference, building trust and helping us fulfill our purpose.
•Employees have access to resources that enhance and build capabilities, including specific individual development plans and local training and development programs. In support of our growth strategy and culture, the Company also sponsors global leadership programs through the IDEX Academy which provides accelerated development for key leaders to deepen our pipeline across multiple levels of leadership. Our learning curriculum includes instructor-led, self-paced and blended solutions that have been created internally or sourced from external partners. These offerings also help to develop future and potential leaders in the IDEX leadership methodology.
•The Company also enables employee development and growth by offering eligible U.S. employees the opportunity to participate in the Tuition Reimbursement program. Through the program, employees can have certain expenses from secondary educational institutions reimbursed up to $5,250 per year.
•The Company prioritizes hiring team members who will embrace the team-driven culture and also places considerable emphasis on leveraging the talented employees within the Company’s internal pipeline, filling many leadership positions with Company employees.
•Across the enterprise, the Company’s goal is to achieve manufacturing company top quartile employee engagement as measured by its engagement survey. We believe our employees have a high level of engagement as the Company’s employee engagement index remains above the average for manufacturing companies at 76 percent.

Employee Pay and Benefits

Attracting and retaining top talent is critical to the success of the Company’s business. The Company offers a highly competitive pay and benefits package for employees in all the markets where it operates. The performance-based pay packages provide many employees with short-term performance incentives. The Company also provides equity-based, long-term incentives to its senior leaders. In 2022, a number of the Company’s business units took proactive action with off-cycle pay rate increases for hourly employees with the onset of higher cost of living expenses associated with rising inflation. The Company regularly reviews its compensation structure and intends to adjust pay as necessary to retain key talent.

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

In 2022, the Company launched its Diversity, Equity and Inclusion (“DEI”) strategic roadmap. To prepare leadership for the launch, executives participated in a day-long strategy and development session which included a cultural competence assessment and personal feedback for all senior leaders. The Company also: 1) established a Corporate DEI team; 2) embedded DEI initiatives into Executive Leadership Team compensation and goals; 3) launched an Inclusive Leader Development approach; 4) expanded diverse talent recruiting outreach efforts; and 5) established key DEI partnerships. The Company’s Board of Directors and CEO regularly review DEI progress.

The Company has also enhanced the diversity of the Board of Directors in the last year and the Board now comprises 30% women and 30% members who identify with racial/ethnic minority groups.

Additionally, the Company has increased representation for both women and racially/ethnically diverse individuals in leadership roles. From 2021 to 2022, and as of December 31, 2022, the number of women globally in senior leadership roles increased from 28% to 31% and the number of women globally in people manager roles increased from 21% to 22%. In addition, and also as of December 31, 2022, the number of racial/ethnic minority senior leaders in the U.S. increased from 18% to 21%, and the number of racial/ethnic minority people managers in the U.S. held at 19% year over year. The foregoing representation numbers do not include employee populations associated with acquisitions completed in 2021 or 2022.

Further, the Company has conducted pay equity analyses for U.S. employees since 2018 to ensure that employees’ actual pay was substantially similar to their predicted pay. Where appropriate, the Company provided base pay adjustments for employees that were outliers from their predicted pay, further reinforcing the Company’s commitment to diversity and a culture of inclusion, equality and respect.

Workplace Health & Safety

The Company is committed to providing a workplace that is safe for all of our employees, contractors, business partners and visitors. The commitment to Environmental, Health, and Safety (“EH&S”) begins at the corporate and executive level. The program is overseen by the EH&S Senior Director and the Chief Compliance Officer, both of whom are part of the Legal Department. Each of the Company’s businesses employ local EH&S specialists. These individuals and local safety committees, in conjunction with the corporate team, form the basis of the global EH&S program. The Company’s corporate EH&S policies are a key part of the global EH&S program. They apply to all of the Company’s businesses and each business is expected to comply with policies and all EH&S laws and regulations. In addition to the corporate policies, each business develops and implements its own health and safety policies tailored to the local business.

The Company also encourages employees enrolled in the U.S. Healthcare Benefit Plan to participate in the third-party operated Wellness Program which provides access to annual biometric screenings, health evaluations and wellness credits that can be earned for meeting individual wellness goals each year. In addition, a number of the business units organize complementary wellness programs, including walking clubs, health fairs and “lunch and learns” with nutritionists for their employees.

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

Information about Our Executive Officers

Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them and their business experience.

Name	Age	Years of Service	Position
Eric D. Ashleman	55	14	Chief Executive Officer and President
William K. Grogan	44	11	Senior Vice President and Chief Financial Officer
Lisa M. Anderson	46	6	Senior Vice President, General Counsel and Corporate Secretary
Melissa S. Flores	40	12	Senior Vice President and Chief Human Resources Officer
Marc Uleman	59	11	Senior Vice President, Group Executive, Health & Science Technologies
Roopa Unnikrishnan	51	1	Senior Vice President, Strategy and Corporate Development

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

Ms. Anderson has served as Senior Vice President, General Counsel and Corporate Secretary since February 2022. Prior to that, Ms. Anderson served as Vice President, Associate General Counsel and Assistant Secretary from December 2017 through February 2022 after joining IDEX as Assistant General Counsel in October 2016. Prior to joining IDEX, Ms. Anderson served in various roles of increasing responsibility at SunCoke Energy, Inc., most recently as Senior Counsel and Deputy Chief Compliance Officer.

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

Mr. Uleman has served as Senior Vice President, Group Executive, HST since October 2022. Prior to that, Mr. Uleman served as Group President HST from September 2018 to October 2022 and Group President Diversified from February 2015 to September 2018. Mr. Uleman joined IDEX in January 2012 as President of Global Dispensing.

Ms. Unnikrishnan has served as Senior Vice President, Strategy and Corporate Development since March 2022. Prior to that, Ms. Unnikrishnan served as the Chief Strategy Officer of Vontier from October 2020 to July 2021. From September 2016 to October 2020, Ms. Unnikrishnan was Vice President of Strategy at Harman International. Prior to her time at Harman, Ms. Unnikrishnan led Center10 Consulting and served as Managing Director at Blackrock and Vice President of Corporate Strategy at Pfizer.

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

Acquisitions involve numerous risks, including the assumption of undisclosed, uninsured or unindemnified liabilities, difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In addition, prior acquisitions have resulted in, and future acquisitions could result in, the incurrence of substantial additional indebtedness and other expenses.

The Markets Served by the Company are Highly Competitive and this Competition Could Reduce Sales and Profit Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior, may develop methods of more efficiently and effectively providing products and services or may adapt quicker to new technologies or evolving customer requirements. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, profit margins and overall financial performance.

The Company is Dependent on the Availability of Raw Materials, Parts and Components Used in Its Products and Changes in Supply of, or Price for, Raw Materials, Parts and Components May Materially Adversely Affect the Company.

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

The Company and its Results of Operations and Financial Condition Have Been and May Continue To Be Materially Adversely Impacted by Public Health Conditions, Including Epidemics or Pandemics Such as COVID-19.

The Company faces various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the global outbreak of the COVID-19 pandemic.

The ongoing COVID-19 pandemic continues to be a rapidly-changing situation that has negatively impacted and could continue to negatively impact the global economy. The impact of COVID-19, including changes in consumer behavior, pandemic fears, market downturns and restrictions on business and individual activities, has periodically created significant volatility in the global economy. There have been extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Any changes in or resurgence of COVID-19, or any other widespread public health conditions, could have a material impact on the Company’s ability to get the raw materials, parts and components it needs to manufacture its products as its suppliers face disruptions in their businesses, closures or bankruptcy as a result of COVID-19 or other widespread public health conditions. The Company depends greatly on its suppliers for items that are essential to the manufacturing of its products. If its suppliers fail to meet its manufacturing needs in the future, it would delay the Company’s production and product shipments to customers and negatively affect operations. Further, as new strains or variants of COVID-19 or other viruses, diseases or public health conditions develop or if sufficient amounts of vaccines or treatments are not available, not widely administered or otherwise prove ineffective, the impact of a widespread public health condition on the global economy, and in turn, our financial condition and operating results could be material.

The impacts of the COVID-19 pandemic or any future widespread public health conditions may impact our employees’ ability to work in proximity to others or travel for work. Due to large remote workforce populations resulting from COVID-19 or other widespread public health conditions, the Company may also face informational technology infrastructure and connectivity issues from the vendors that it relies on for certain information technologies to administer, store and support the Company’s multiple business activities. IDEX is heavily dependent on the availability and support of its technology landscape, several of which are provided by external third party service providers (e.g., Microsoft, AT&T and Verizon). Although the Company has not suffered any disruptions to date, any future disruptions in their operations could also negatively impact the Company and its operating results and financial condition.

To the extent COVID-19 or any future widespread public health conditions adversely affects the Company and its financial results, they may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of this annual report, such as those relating to international operations, the Company’s ability to develop new products, the Company’s ability to execute on its growth strategy of acquisitions, the Company’s dependency on raw materials, parts and components, the effects on movements in foreign currency exchange rates on the Company, the effects on the Company that result from declines in commodity prices and the Company’s reliance on labor availability to operate and grow the business.

The Company’s Business Operations May Be Materially Adversely Affected by Information Systems Interruptions or Intrusion, Including those Arising From Cybersecurity Attacks or Incidents.

The Company depends on various internal and third party information technologies to administer, store, process and transmit electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers and other business partners) and to support a variety of critical business activities. If these systems (or the systems of the Company’s customers or third-party hosting services) are damaged or cease to function properly, or if the Company or third-party hosting service systems are subject to deliberate cyber-security attacks, such as those involving unauthorized access or malicious software, or unintentional cybersecurity incidents, such as those involving systems misconfigurations, misuse or human error and/or other intrusions, the Company, its operating results and financial condition could be materially adversely impacted. These impacts could include production downtimes, operational delays or other detrimental impacts on operations or the ability to provide products and services to its customers; the compromise, destruction, corruption or theft of confidential or otherwise protected information, data or intellectual property; security breaches; other manipulation or improper use of the Company’s systems or networks; financial losses from fraudulent transactions; financial losses from remedial actions; loss of business or potential liability; adverse media coverage; legal claims or legal proceedings including regulatory investigations, actions, penalties or fines, including those arising from the violation of any applicable data privacy laws; and/or damage to the Company’s reputation.

There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically by both state-sponsored and criminal organizations. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds. These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such attacks.

While the Company attempts to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products and services remain potentially vulnerable to known or unknown threats or other intrusions, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Given the unpredictability, nature and scope of cyber-security attacks and incidents, it is possible that potential vulnerabilities could go undetected for an extended period, and it could take considerable time for the Company to obtain full and reliable information as to the extent, amount and type of information and/or systems compromised. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could materially adversely harm our operating results and financial condition.

Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Adversely Impact the Company's Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. For example, various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, taxation of or caps on the use of carbon-based energy, limitations or restrictions on water use, limitations or restrictions on the production of single use plastics, regulations on energy management and waste management and other rules and regulations to address climate change and other environmental risks, which may increase the Company’s expenses and adversely affect its operating results.

In addition, the physical risks of climate change are highly uncertain and differ in the geographic regions in which the Company operates. These physical risks may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. Any future increased worldwide regulatory activity relating to climate change could expand the nature, scope and complexity of matters that the Company is required to control, assess and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company's operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company's business, results of operations and financial condition could be adversely impacted. Further, any failure to adequately address stakeholder expectations or to achieve previously announced initiatives or goals with respect to environmental, social and governance matters may adversely impact our reputation, business, financial condition and results of operations.

Risks Related to Economic Conditions

A Slowdown in the U.S. or International Economy Could Materially Adversely Affect the Sales and Profitability of the Company’s Businesses.

In 2022, 52% of the Company’s sales were derived from domestic operations while 48% were derived from international operations. The Company’s largest end markets include industrial, semiconductor, automotive, life sciences and analytical instruments, food and pharma, fire & safety, energy, paint, chemical processing, agriculture and water and wastewater treatment. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could materially reduce the Company’s sales and profitability.

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
•the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom that went into force on May 1, 2021, following the United Kingdom’s decision to exit the European Union, and other long term economic, legal, political and social implications of the United Kingdom’s exit from the European Union;
•the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs and other trade barriers, including as a result of geopolitical developments and relations between the United States and China and the United States and Russia; and
•geopolitical events, including natural disasters, climate change, public health conditions, political instability or other geopolitical events, including civil or political unrest (such as the current conflict between Ukraine and Russia), terrorism, insurrection or war.

Any of these events could have a materially adverse impact on the Company and its operations.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Swiss Franc, Canadian Dollar, British Pound, Indian Rupee, Chinese Renminbi, Swedish Krona and Brazilian Real. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Fluctuations in Interest Rates Could Adversely Affect the Company’s Results of Operations and Financial Position.

The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. The Company maintains a Credit Agreement with both a term facility and revolving credit facility (together, the “Credit Facility”), which bears interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. A significant increase in Term SOFR or the other rates the Company has agreed to use as an alternative to Term SOFR (should Term SOFR become unavailable) under the Credit Facility, as amended, would significantly increase the Company’s cost of borrowings. Further, any changes in regulatory standards or industry practices, such as the discontinuation of the use of Term SOFR and/or the transition to alternative benchmark rates may result in the usage of higher interest rates under the Credit Facility, and the Company’s current or future indebtedness may be adversely affected. The Company is also exposed to risks if the U.S. Federal Reserve raises its benchmark interest rate, which may reduce the availability of and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

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

Failure to Adequately Protect the Company’s Intellectual Property and the Risk of Disputes Involving Intellectual Property Infringement Could Adversely Impact the Company’s Competitive Position, Results of Operations, and Financial Condition.

The Company owns patents, trademarks, licenses, and other forms of intellectual property related to its products and continuously invests in research and development that may result in technological innovations and general intellectual property rights. The Company employs various measures to develop, maintain and protect its intellectual property rights. If these measures are not effective, or if the Company’s intellectual property is otherwise infringed, challenged, invalidated or circumvented, the Company may face adverse impacts to its results of operations and/or financial condition. Further, if intellectual property is infringed, challenged, invalidated or circumvented, this could reduce barriers to entry into the Company’s existing lines of business and may result in a loss of market share and adversely impact the Company’s competitive position. Additionally, the Company has registered intellectual property in multiple countries, and the Company’s ability to protect and enforce its intellectual property rights may be limited in foreign countries due to differences in intellectual property protections or proprietary rights laws. If the Company’s intellectual property is infringed, challenged invalidated, or circumvented due to these lesser protections, the Company may face adverse impacts to its results of operations, financial condition, and/or competitive position.

Litigation may be necessary to enforce the Company’s intellectual property rights or to defend against infringement claims by third parties. Any litigation or claims brought by the Company could result in costs and diversion of resources, which could adversely affect the Company’s results of operations and/or financial condition. Any intellectual property litigation or claims brought against the Company may lead to litigation expenses, diversion of resources, losses or licensing expenses, or the cessation of selling certain products, any of which could adversely affect the Company’s results of operations and/or financial condition.

The Company’s Intangible Assets, Including Goodwill, are a Significant Portion of Total Assets and a Write-off of Intangible Assets or Goodwill Would Adversely Impact the Company’s Operating Results and Significantly Reduce the Company’s Net Worth.

The Company’s total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2022, goodwill and intangible assets totaled $2,638.1 million and $947.8 million, respectively. These assets primarily result from acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets acquired. Annually, or when certain events occur that require a more current valuation, the Company assesses whether there has been an impairment in the value of goodwill and identifiable intangible assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill or identifiable intangible assets would adversely impact the Company’s results of operations and net worth. See Note 6 in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.

The Company May Face Adverse Effects Resulting from Improper Conduct by Our Employees, Agents or Business Partners.

While we strive to maintain high standards, the Company cannot guarantee that our internal controls and compliance systems will always protect us from reckless or criminal acts committed by employees, agents or business partners of ours (or businesses that we acquire or partner with) that would violate laws in the U.S. or foreign countries in which the Company operates, including laws governing payment to government officials, bribery, fraud, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy.

In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. However, the Company operates in certain countries that are recognized as having governmental and commercial corruption. Violations of any of these laws may result in criminal or civil sanctions or penalties, both monetary and non-monetary, increased costs of compliance and/or damage to our reputation, any of which could have a material adverse effect on the Company and its financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

The Company conducts business at plants and offices that can be owned or leased and located in the U.S. or outside the U.S., with square footage primarily in Germany (11%), the U.K. (6%), The Netherlands (6%), Italy (5%), India (4%), China (3%) and Canada (2%). The Company recently invested a significant amount of capital to expand the China facility which was completed in late 2022 and the India facility which is expected to be completed in early 2023, ultimately doubling the Company’s historic capacity in each of these countries. Otherwise, management considers its facilities suitable and adequate for the Company’s operations and believes it has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term, especially given its operational improvement initiatives that usually increase capacity.

A summary of properties used by the Company’s operations as of December 31, 2022 are shown in the following table:

	Square footage (in millions)
		Location		Owned/Leased
	Total	Domestic	International	Owned	Leased
Fluid & Metering Technologies	2.0	1.4	0.6	1.3	0.7
Health & Science Technologies	2.0	1.0	1.0	0.7	1.3
Fire & Safety/Diversified Products	1.2	0.6	0.6	0.9	0.3
Other(1)	0.3	0.1	0.2	0.1	0.2
Total	5.5	3.1	2.4	3.0	2.5

(1) Other includes shared service locations as well as the Company’s executive office, which occupies 40,261 square feet of leased space in Northbrook, Illinois and 16,268 square feet of leased space in Chicago, Illinois.

Item 3.        Legal Proceedings.

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 11 in Part II, Item 8, “Commitments and Contingencies,” and such disclosure is incorporated by reference into this Item 3, “Legal Proceedings.”

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange under the symbol “IEX”. As of February 17, 2023, there were approximately 6,580 stockholders of record of the Company’s common stock and there were 75,518,200 shares outstanding.

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

The Company’s purchases of common stock during the quarter ended December 31, 2022 are as follows. As of December 31, 2022, the amount of share repurchase authorization remaining was $563.8 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	6,800	$199.04	6,800	$563,841,420
November 1, 2022 to November 30, 2022	—	—	—	563,841,420
December 1, 2022 to December 31, 2022	—	—	—	563,841,420
Total	6,800	$199.04	6,800	$563,841,420

Performance Graph

The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in the Company’s common stock and each index was $100 on December 31, 2017. Total return values for the Company’s common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

IDEX Corporation
S&P 500 Index
S&P Midcap Industrials Sector Index
Russell 2000 Index
DOLLARS
225
200
175
150
125
100
75
12/17
12/18
12/19
12/20
12/21
12/22

1

	12/17	12/18	12/19	12/20	12/21	12/22
IDEX Corporation	$100.00	$96.84	$133.58	$156.55	$187.57	$183.39
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P Midcap 400 Industrials Sector Index	$100.00	$85.11	$113.67	$132.41	$170.07	$150.52
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41

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

This discussion includes certain non-GAAP financial measures that have been defined and reconciled to their most directly comparable measures that are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) later in this Item under the headings “Non-GAAP Disclosures” and “Free Cash Flow.” This discussion also includes Operating working capital which has been defined later in this Item under the heading “Cash Flow Summary.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

2022 Overview

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

In 2022, the Company achieved a record year in sales driven by robust demand. The Company’s ability to capture price amid inflation pressures and its focus on execution drove record earnings per share. Finally, the Company deployed record capital, within its existing portfolio, with the acquisition of three businesses - Nexsight, KZValve and Muon Group - and through share repurchases to support our future goals.

Select key financial results for the year ended December 31, 2022 when compared to 2021 were as follows:

•Sales of $3.2 billion increased 15%; organic sales were up 13%.
•Net income of $586.7 million increased 31%; Net income margin of 18.4% increased 210 basis points.
•Diluted EPS attributable to IDEX of $7.71 increased $1.83, or 31%; Adjusted diluted EPS attributable to IDEX of $8.12 increased $1.25, or 18%.
•Adjusted EBITDA of $884.2 million increased 16%; Adjusted EBITDA margin of 27.9% increased 20 basis points.
•Cash flows provided by operating activities of $557.4 million were down as higher earnings were more than offset by an increased investment in working capital. Free cash flow of $489.4 million was 79% of adjusted net income attributable to IDEX.

Focus for 2023

During 2023, the Company’s primary focus will be on:

•Foundational Execution. During 2021 and 2022, the Company experienced both double-digit organic growth and a challenging operating environment characterized by global supply chain constraints, record inflation and continuing effects of the COVID-19 environment. In 2023, the Company will renew its focus on the core elements of its operating model that are designed to drive efficiency, innovation and growth. As market conditions continue to evolve, the Company believes it will leverage its process-driven fundamental business practices to drive above-market growth and operational excellence.
•Building Great Global Teams. The Company’s teams have demonstrated their ability to quickly adapt to challenges and changing conditions as well as to solve critical problems for customers. The Company is committed to cultivating talent to fuel future growth and onboarding leaders who are committed to IDEX core values, talent development and creating an inspiring Company culture. Diversity, Equity and Inclusion continues to be an area of focus, creating environments where people feel they belong and can bring their true selves to work every day.
•Capital Deployment. The Company deployed $1.5 billion over the last two years on growth business opportunities, will continue to identify both organic and inorganic opportunities and believes there will be a high quality pipeline for potential acquisitions. The Company believes that its strong operating cash flow and balance sheet enable deployment of additional capital to acquire IDEX-like businesses in 2023 to further strengthen its portfolio. The Company anticipates that 2023 organic investment opportunities will be in line with 2022 spending.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021. For the discussion related to the consolidated results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.

Performance in 2022 Compared with 2021

	Year Ended December 31,		Change
(Dollars in millions, except per share amounts)	2022	2021	$	% / bps
Net sales	$3,181.9	$2,764.8	$417.1	15%
Cost of sales	1,755.0	1,540.3	214.7	14%
Gross profit	1,426.9	1,224.5	202.4	17%
Gross margin	44.8%	44.3%	n/a	50 bps
Selling, general and administrative expenses	652.7	578.2	74.5	13%
Restructuring expenses and asset impairments	22.8	9.3	13.5	145%
Operating income	751.4	637.0	114.4	18%
Operating margin	23.6%	23.0%	n/a	60 bps
Gain on sale of business	(34.8)	—	(34.8)	100%
Other (income) expense - net	(3.9)	16.2	(20.1)	(124%)
Interest expense	40.7	41.0	(0.3)	(1%)
Income before income taxes	749.4	579.8	169.6	29%
Provision for income taxes	162.7	130.5	32.2	25%
Effective tax rate	21.7%	22.5%	n/a	(80) bps
Net income attributable to IDEX	$586.9	$449.4	$137.5	31%
Diluted earnings per common share attributable to IDEX	$7.71	$5.88	$1.83	31%

Net Sales

Sales increased 15%, reflecting a 13% increase in organic sales, a 5% increase from acquisitions (Muon Group - November 2022, KZValve - May 2022, Nexsight - February 2022, Airtech - June 2021 and ABEL - March 2021) net of divestitures (Knight LLC and its related affiliates (“Knight”) - September 2022), a 1% increase from the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application (see Note 15 in the Notes to the Consolidated Financial Statements for further detail) and a 4% unfavorable impact from foreign currency translation. Sales increased 23% domestically and 7% internationally, and sales to customers outside the U.S. were approximately 48% and 52% of total sales in 2022 and 2021, respectively.

Cost of Sales and Gross Margin

Cost of sales increased due to higher sales volume, inflation and acquisitions. Both Gross profit and Gross margin increased primarily due to higher volume leverage, favorable price/cost and productivity and the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application, partially offset by increases in employee-related costs. Gross profit also increased as a result of acquisitions, net of the Knight divestiture, partially offset by an unfavorable impact from foreign currency translation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased primarily due to the impact from acquisitions, including amortization, as well as higher discretionary spending, resource investments and employee-related costs. Additionally, the prior year included a $3.5 million impact of a settlement for a corporate transaction indemnity that did not reoccur in 2022.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments increased primarily due to an asset impairment related to the exit of a COVID-19 testing application, partially offset by lower severance costs in 2022. See Note 15 in the Notes to the Consolidated Financial Statements for further detail.

Operating Income

Operating income increased 18%, reflecting a 19% increase in organic operating income, a 2% increase from acquisitions net of divestitures (Knight - September 2022), a 1% favorable net impact from the exit of a COVID-19 testing application, partially offset by a 4% unfavorable impact from foreign currency translation. The increase in organic operating income is attributable to higher volume leverage, favorable price/cost and operational productivity, partially offset by increases in employee-related costs, discretionary spending and resource investments.

Operating Margin

Operating margin increased 60 basis points, reflecting a 130 basis point increase in organic operating margin, partially offset by a 70 basis point decrease due to acquisitions primarily driven by higher amortization. The increase in organic operating margin is primarily due to higher volume leverage, favorable price/cost and operational productivity, partially offset by increases in employee-related costs, discretionary spending and resource investments.

Gain on Sale of Business

In the third quarter of 2022, the Company completed the sale of Knight for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million. The Company recorded $5.5 million of income tax expense associated with this transaction as Provision for income taxes in the Consolidated Statements of Income during the year ended December 31, 2022.

Other (Income) Expense - Net

Other (income) expense - net was $3.9 million of income in 2022 compared to $16.2 million of expense in 2021. The prior year included an $8.6 million noncash loss related to the termination of the U.S. pension plan, net of curtailment and an $8.6 million loss on early debt redemption. Additionally, 2022 included $3.1 million of gains on the sale of assets and $2.5 million of foreign currency transaction gains, partially offset by $2.3 million of losses on trading securities.

Interest Expense

Interest expense decreased primarily due to lower weighted average interest rates on the Company’s indebtedness, partially offset by an increase in the amount of debt outstanding compared with 2021 due to borrowings under the Term Facility and the Revolving Facility, both of which were used to fund the acquisition of Muon Group. Additionally, the prior year included $1.6 million of interest expense for the interest rate contract associated with the 4.20% Senior Notes that did not reoccur in 2022.

Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The provision for income taxes increased $32.2 million to $162.7 million in 2022 as compared with $130.5 million in 2021 due to higher earnings. The 2022 effective tax rate of 21.7% decreased compared with the 2021 effective tax rate of 22.5% primarily due to tax benefits realized from the divestiture of Knight as well as from realizing foreign currency impacts in connection with the funding of the acquisition of Muon Group.

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, please refer to Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Within its three reportable segments, the Company maintains 13 reporting units where the Company focuses on organic growth and strategic acquisitions. Management’s primary measurements of segment performance are sales, Adjusted EBITDA and Adjusted EBITDA margin.

During the fourth quarter of 2022, the Company changed the segment measure of profit and loss used by the Chief Operating Decision Maker ("CODM") in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, from operating income to Adjusted EBITDA. The change in segment measure of profit and loss aligns with how the CODM allocates resources and evaluates the performance of the business. It also allows the Company to better assess operating results over time since it excludes items that are not reflective of ongoing operations. For further discussion related to the Company’s change in the segment measure of profit and loss used by the CODM as well as the definition of Adjusted EBITDA, refer to Note 14 in Part II, Item 8, “Financial Statements and Supplementary Data.”

Fluid & Metering Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Net sales	$1,167.3	$998.7	17%	13%	7%	(3%)	17%
Adjusted EBITDA	374.2	297.0	26%	23%	6%	(3%)	26%
Adjusted EBITDA margin	32.1%	29.7%	240 bps	280 bps	(40) bps	—	240 bps

(1) Acquisitions included KZValve in May 2022, Nexsight in February 2022 and ABEL in March 2021. Divestitures included Knight in September 2022. Based on the timing of its acquisition, ABEL results for the first two months of 2022 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

•Sales increased 24% domestically and 9% internationally. Sales to customers outside the U.S. were approximately 43% and 47% of total segment sales in 2022 and 2021, respectively.
•The change in organic sales was attributed to increases in the Pumps reporting unit due to continued favorable demand in the industrial and energy markets as well as strong price capture. Additionally, there were increases in the Energy reporting unit due to a continued rebound in the refined fuel, liquefied petroleum gas and aviation markets as well as improved operational performance, increases in the Agriculture reporting unit due to strong market performance driven by favorable commodity prices and global demand for crops and increases in the Water reporting unit due to an overall positive municipal water market and water-saving targeted growth initiatives.
•Adjusted EBITDA margin of 32.1% increased 240 basis points compared with 29.7% in 2021. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 280 basis points due to strong price/cost, favorable productivity and higher volume leverage, partially offset by increases in employee-related costs, discretionary spending and resource investments.
◦Acquisitions negatively impacted Adjusted EBITDA margin by 40 basis points due to the dilutive impact from acquisitions on overall FMT Adjusted EBITDA margin.

Health & Science Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Other(2)	Foreign Currency	Total
Net sales	$1,339.2	$1,121.8	19%	15%	6%	2%	(4%)	19%
Adjusted net sales(3)	1,321.3	1,121.8	17%	15%	6%	—	(4%)	17%
Adjusted EBITDA	411.8	355.9	16%	13%	6%	—	(3%)	16%
Adjusted EBITDA margin	31.2%	31.7%	(50) bps	(70) bps	—	—	20 bps	(50) bps

(1) Acquisitions included Muon Group in November 2022 and Airtech in June 2021. Based on the timing of its acquisition, Airtech results for the first six months of 2022 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

(2) Includes the impact of the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 in the Notes to Consolidated Financial Statements for further detail.
(3) Adjusted net sales is calculated as net sales less the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application. It is used in the calculation of Adjusted EBITDA margin for the full year 2022. Refer to Non-GAAP Disclosures in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

•Sales increased 32% domestically and 10% internationally. Sales to customers outside the U.S. were approximately 52% and 56% of total segment sales in 2022 and 2021, respectively.
•The change in organic sales was attributed to increases in the Scientific Fluidics & Optics reporting unit due to strong demand across the analytical instrumentation and life sciences markets, favorable but slowing demand in the semiconductor market and targeted growth initiatives tied to Next Gen Sequencing and satellite broadband, in the Performance Pneumatics Technologies reporting unit driven by strength in the industrial market, price capture and targeted growth initiatives tied to fuel cells and in the Sealing Solutions reporting unit due to favorable performance in the semiconductor, oil and gas and automotive markets.
•Adjusted EBITDA margin of 31.2% decreased 50 basis points compared with 31.7% in 2021. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin decreased 70 basis points due to increases in employee-related costs, discretionary spending and resource investments, partially offset by higher volume leverage and favorable price/cost.
◦Foreign currency positively impacted Adjusted EBITDA margin by 20 basis points.
Fire & Safety/Diversified Products Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Other	Foreign Currency	Total
Net sales	$679.2	$647.9	5%	9%	—	—	(4%)	5%
Adjusted EBITDA	183.9	185.7	(1%)	4%	—	—	(5%)	(1%)
Adjusted EBITDA margin	27.1%	28.7%	(160) bps	(140) bps	—	(10) bps	(10) bps	(160) bps

•Sales increased 8% domestically and 2% internationally. Sales to customers outside the U.S. were approximately 50% and 51% of total segment sales in 2022 and 2021, respectively.
•The change in organic sales was attributed to increases in the Fire & Safety reporting unit due to acceptance of targeted growth initiatives, price realization and backlog execution, in the BAND-IT reporting unit due to strength in the energy market driven by increases in oil prices and in the automotive market driven by share gain as well as continued favorable industrial performance and in the Dispensing reporting unit due to continued favorable paint market, North American project volume and strong performance in India.
•Adjusted EBITDA margin of 27.1% decreased 160 basis points compared with 28.7% in 2021. The change in Adjusted EBITDA margin was primarily attributed to organic Adjusted EBITDA margin which decreased 140 basis points due to increases in employee-related costs and discretionary spending as well as compressed price/cost, partially offset by higher volume leverage.

Performance in 2021 Compared with 2020

Due to the change in segment measure of profit and loss discussed above, the following discussion and analysis of the Company’s segment results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 has been updated to include Adjusted EBITDA margin for comparative purposes.

Fluid & Metering Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2021	2020	Change	Organic	Acq/Div(1)	Other	Foreign Currency	Total
Net sales	$998.7	$896.3	11%	6%	4%	—	1%	11%
Adjusted EBITDA	297.0	271.5	9%	6%	2%	—	1%	9%
Adjusted EBITDA margin	29.7%	30.3%	(60) bps	(10) bps	(40) bps	—	(10) bps	(60) bps

(1) Acquisitions included ABEL in March 2021 and Flow MD in February 2020. Based on the timing of its acquisition, Flow MD results for the first quarter of 2021 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

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
•Adjusted EBITDA margin of 29.7% decreased 60 basis points compared with 30.3% in 2020. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin decreased 10 basis points due to increases to inventory reserves associated with COVID-19 new product development opportunities not materializing and resource investments, partially offset by higher volume leverage and favorable price/cost.
◦Acquisitions negatively impacted Adjusted EBITDA margin by 40 basis points due to the dilutive impact from acquisitions on overall FMT Adjusted EBITDA margin, which was primarily driven by the Flow MD acquisition.
◦Foreign currency negatively impacted Adjusted EBITDA margin by 10 basis points.

Health & Science Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2021	2020	Change	Organic	Acq/Div(1)	Other	Foreign Currency	Total
Net sales	$1,121.8	$896.0	25%	18%	5%	—	2%	25%
Adjusted EBITDA	355.9	250.9	42%	33%	7%	—	2%	42%
Adjusted EBITDA margin	31.7%	28.0%	370 bps	390 bps	—	—	(20) bps	370 bps

(1) Acquisitions included Airtech in June 2021.

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
•Adjusted EBITDA margin of 31.7% increased 370 basis points compared with 28.0% in 2020. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 390 basis points due to volume leverage and favorable price/cost, partially offset by targeted reinvestment.
◦Foreign currency negatively impacted Adjusted EBITDA margin by 20 basis points.

Fire & Safety/Diversified Products Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2021	2020	Change	Organic	Acq/Div	Other	Foreign Currency	Total
Net sales	$647.9	$562.9	15%	13%	—	—	2%	15%
Adjusted EBITDA	185.7	161.5	15%	13%	—	—	2%	15%
Adjusted EBITDA margin	28.7%	28.7%	—	(10) bps	—	—	10 bps	—

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
•Adjusted EBITDA margin of 28.7% was flat compared with 2020. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin decreased 10 basis points due to unfavorable price/cost and mix, partially offset by higher volume.
◦Foreign currency positively impacted Adjusted EBITDA margin by 10 basis points.

Liquidity and Capital Resources

Liquidity

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

At December 31, 2022, working capital was $855.7 million and the Company’s current ratio was 2.6 to 1. At December 31, 2022, the Company’s cash and cash equivalents totaled $430.2 million, of which $373.1 million was held outside of the United States. At December 31, 2022, there was $77.7 million outstanding under the Revolving Facility and $7.9 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $714.4 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Cash Flow Summary

The following table is derived from the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$557.4	$565.3
Investing activities	(917.2)	(698.1)
Financing activities	(37.8)	(9.5)

Operating Activities

Cash flows provided by operating activities decreased $7.9 million to $557.4 million in 2022 as higher earnings were more than offset by an increased investment in working capital.

Operating working capital, calculated as Receivables - net plus Inventories minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of December 31, 2022 and 2021:

(In millions)	2022	2021
Receivables - net	$442.8	$356.4
Inventories	470.9	370.4
Less: Trade accounts payable	208.9	178.8
Operating working capital	$704.8	$548.0

Operating working capital increased $156.8 million to $704.8 million at December 31, 2022. Acquisitions, divestitures and foreign currency translation contributed $31.9 million to the increase in operating working capital. Excluding those items, Receivables - net increased $63.1 million as a result of higher volume; Inventories increased $79.0 million to support production amid supply chain challenges; and Trade accounts payable increased $17.2 million due to higher inventory purchases.

Investing Activities

Cash flows used in investing activities increased $219.1 million to $917.2 million in 2022, primarily due to higher cash outflows for acquisitions with the addition of Muon Group, KZValve and Nexsight in 2022 compared to Airtech and ABEL in 2021, partially offset by proceeds received from both the sale of Knight and the sale of marketable securities in 2022 as well as higher proceeds from asset sales in 2022 compared to 2021.

Financing Activities

Cash flows used in financing activities increased $28.3 million from $9.5 million in 2021 to $37.8 million in 2022. During 2022, the Company repurchased 795,423 shares at a cost of $148.1 million, paid $177.4 million in dividends, borrowed $210.4 million under the Revolving Facility and $200.0 million under the Term Facility and repaid $135.0 million of the Revolving Facility. During 2021, the Company issued $500.0 million of 2.625% Senior Notes, redeemed $350.0 million of 4.20% Senior Notes and paid $161.1 million in dividends.

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

The following table reconciles free cash flow to cash flows provided by operating activities:

	Year Ended December 31,
(Dollars in millions)	2022	2021
Cash flows provided by operating activities	$557.4	$565.3
Less: capital expenditures	(68.0)	(72.7)
Free cash flow	$489.4	$492.6
Free cash flow as a percent of adjusted net income attributable to IDEX(1)	79.2%	93.8%

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

Cash Requirements

Contractual Obligations

The Company’s contractual obligations include borrowings and related interest, purchase obligations, pension and post-retirement medical benefit plans, rental payments under operating leases, payments under capital leases, a transition tax payable and other obligations arising in the ordinary course of business (such as acquisition commitments). There are no identifiable events or uncertainties, including the lowering of the Company’s credit rating, which would accelerate payment or maturity of any of these commitments or obligations. For a description of the funding requirements related to the Company’s contractual obligations, refer to Note 4 (transition tax payable), Note 7 (borrowings and related interest), Note 10 (lease obligations) and Note 18 (pension and post-retirement obligations) in the Notes to Consolidated Financial Statements, respectively. As of December 31, 2022, the Company’s purchase obligations, consisting primarily of inventory commitments, totaled approximately $364.4 million, of which $336.4 million is expected to be settled during 2023 and the remainder thereafter.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. In 2022 and 2021, cash flows from operations were more than adequate to fund capital expenditures of $68.0 million and $72.7 million, respectively. The Company recently invested a significant amount of capital to expand the China facility which was completed in late 2022 and the India facility which is expected to be completed in early 2023, ultimately doubling the Company’s historic capacity in each of these countries. Otherwise, management considers its facilities suitable and adequate for the Company’s operations and believes it has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term, especially given its operational improvement initiatives that usually increase capacity.

Debt Repayment

As of December 31, 2022, the Company has $100.0 million of 3.20% Senior Notes due June 2023. The Company expects to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility, due November 2027.

Share Repurchases

The Company repurchased 795,423 shares at a cost of $148.1 million in 2022. There were no share repurchases in 2021. As of December 31, 2022, the amount of share repurchase authorization remaining was $563.8 million. For additional information regarding the Company’s share repurchase program, refer to Note 12 in the Notes to Consolidated Financial Statements.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the Term Facility and the 2016 Private Placement Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2022, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 24.39 to 1 for covenant calculation purposes and the leverage ratio was 1.55 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions. For a discussion of the Company’s Revolving Facility and Senior Notes as well as the associated covenants, refer to Note 7 in the Notes to Consolidated Financial Statements.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings affirmed the Company’s corporate credit rating of BBB (stable outlook) in August 2022.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in December 2021.

•Fitch Ratings affirmed the Company’s corporate credit rating of BBB+ (stable outlook) in March 2022.

Dividends

The Company increased its quarterly cash dividend by 11% from $0.54 per common share in 2021 to $0.60 per common share in 2022. Total dividend payments to common shareholders were $177.4 million in 2022 compared with $161.1 million in 2021.

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

Goodwill and intangible assets — The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment. The Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach (consisting of a comparable public company multiples methodology) weighted 50%. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of its indefinite-lived intangible assets. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. Based on the results of the Company’s annual impairment test at October 31, 2022, all reporting units had fair values substantially in excess of their carrying values.

The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine the fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted EBITDA and terminal growth rates. The following assumption ranges were utilized by the Company in 2022 and 2021:

Assumptions	2022 Range	2021 Range
Weighted average cost of capital	9.75% to 11.50%	8.25% to 9.75%
Market multiples	10.0x to 19.0x	13.0x to 22.0x
Terminal growth rates	2.5% to 3.5%	2.5% to 3.5%

See Note 6 for further discussion on goodwill and indefinite-lived intangible assets.

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic sales, Adjusted net sales, Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments, the impact from the exit of a COVID-19 testing application, gain on sale of a business, gains on sales of assets, the impact of the settlement of a corporate transaction indemnity, the loss on early debt redemption, the noncash loss related to the termination of the U.S. pension plan, net of curtailment and acquisition-related intangible asset amortization. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

Management believes that Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is useful to investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that Adjusted EBITDA margin is useful for the same reason as Adjusted EBITDA. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report also references free cash flow. This non-GAAP measure is discussed and reconciled to its most directly comparable GAAP measure in the section above titled “Free Cash Flow.”

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	For the Years Ended December 31,
	2022				2021
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Change in net sales	17%	19%	5%	15%	11%	25%	15%	18%
- Net impact from acquisitions/divestitures	7%	6%	—%	5%	4%	5%	—%	4%
- Impact from foreign currency	(3%)	(4%)	(4%)	(4%)	1%	2%	2%	2%
- Impact from the exit of a COVID-19 testing application(1)	—%	2%	—%	1%	—%	—%	—%	—%
Change in organic net sales	13%	15%	9%	13%	6%	18%	13%	12%

(1) Represents the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 in the Notes to Consolidated Financial Statements for further detail.

2. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS

(In millions, except per share amounts)	For the Years Ended December 31,
	2022	2021
Reported net income attributable to IDEX	$586.9	$449.4
+ Restructuring expenses and asset impairments	4.5	9.3
+ Tax impact on restructuring expenses and asset impairments	(0.9)	(2.2)
+ Fair value inventory step-up charges	8.5	11.6
+ Tax impact on fair value inventory step-up charges	(2.2)	(2.7)
- Net impact from the exit of a COVID-19 testing application(1)	(1.1)	—
+ Tax impact on the exit of a COVID-19 testing application	0.3	—
- Gain on sale of business	(34.8)	—
+ Tax impact on gain on sale of business	5.5	—
- Gains on sales of assets	(2.7)	—
+ Tax impact on gains on sales of assets	0.6	—
+ Loss on early debt redemption	—	8.6
+ Tax impact on loss on early debt redemption	—	(1.8)
+ Termination of the U.S. pension plan, net of curtailment	—	8.6
+ Tax impact on termination of the U.S. pension plan, net of curtailment	—	(1.9)
+ Corporate transaction indemnity	—	3.5
+ Tax impact on corporate transaction indemnity	—	(0.8)
+ Acquisition-related intangible asset amortization	69.0	56.4
+ Tax impact on acquisition-related intangible asset amortization	(15.5)	(12.9)
Adjusted net income attributable to IDEX	$618.1	$525.1

Reported diluted EPS attributable to IDEX	$7.71	$5.88
+ Restructuring expenses and asset impairments	0.06	0.12
+ Tax impact on restructuring expenses and asset impairments	(0.01)	(0.03)
+ Fair value inventory step-up charges	0.11	0.15
+ Tax impact on fair value inventory step-up charges	(0.03)	(0.04)
- Net impact from the exit of a COVID-19 testing application(1)	(0.01)	—
+ Tax impact on the exit of a COVID-19 testing application	—	—
- Gain on sale of business	(0.46)	—
+ Tax impact on gain on sale of business	0.07	—
- Gains on sales of assets	(0.03)	—
+ Tax impact on gains on sales of assets	0.01	—
+ Loss on early debt redemption	—	0.11
+ Tax impact on loss on early debt redemption	—	(0.02)
+ Termination of the U.S. pension plan, net of curtailment	—	0.11
+ Tax impact on termination of the U.S. pension plan, net of curtailment	—	(0.02)
+ Corporate transaction indemnity	—	0.05
+ Tax impact on corporate transaction indemnity	—	(0.01)
+ Acquisition-related intangible asset amortization	0.91	0.74
+ Tax impact on acquisition-related intangible asset amortization	(0.21)	(0.17)
Adjusted diluted EPS attributable to IDEX	$8.12	$6.87

Diluted weighted average shares outstanding	76.0	76.4

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 in the Notes to Consolidated Financial Statements for further detail.

3. Reconciliations of Net Income to Adjusted EBITDA and Net Sales to Adjusted Net Sales

(Dollars in millions)
	For the Year Ended December 31, 2022
	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$586.7
+ Provision for income taxes	—	—	—	—	162.7
+ Interest expense	—	—	—	—	40.7
- Other income (expense) - net	—	—	—	—	3.9
- Gain on sale of business	—	—	—	—	34.8
Operating income (loss)	334.0	334.9	166.6	(84.1)	751.4
+ Other income (expense) - net	1.8	1.9	2.4	(2.2)	3.9
+ Depreciation	16.1	25.7	8.4	0.5	50.7
+ Amortization	20.8	41.6	6.6	—	69.0
+ Fair value inventory step-up charges	0.4	8.1	—	—	8.5
+ Restructuring expenses and asset impairments	2.3	0.7	1.4	0.1	4.5
- Net impact from the exit of a COVID-19 testing application(1)	—	(1.1)	—	—	(1.1)
- Gains on sales of assets	(1.2)	—	(1.5)	—	(2.7)
Adjusted EBITDA	$374.2	$411.8	$183.9	$(85.7)	$884.2

Net sales (eliminations)	$1,167.3	$1,339.2	$679.2	$(3.8)	$3,181.9
- Impact from the exit of a COVID-19 testing application (1)		(17.9)			(17.9)
Adjusted net sales (eliminations)		$1,321.3			$3,164.0

Net income margin					18.4%
Adjusted EBITDA margin	32.1%	31.2%	27.1%	n/m	27.9%

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 in the Notes to Consolidated Financial Statements for further detail.

	For the Year Ended December 31, 2021
	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$449.3
+ Provision for income taxes	—	—	—	—	130.5
+ Interest expense	—	—	—	—	41.0
- Other income (expense) - net	—	—	—	—	(16.2)
Operating income (loss)	259.3	288.9	169.3	(80.5)	637.0
+ Other income (expense) - net	(6.1)	(0.5)	(1.2)	(8.4)	(16.2)
+ Depreciation	15.9	21.6	8.6	0.5	46.6
+ Amortization	14.6	35.1	6.7	—	56.4
+ Fair value inventory step-up charges	2.5	9.1	—	—	11.6
+ Restructuring expenses and asset impairments	4.5	1.7	0.5	2.6	9.3
+ Corporate transaction indemnity	—	—	—	3.5	3.5
+ Loss on early debt redemption	—	—	—	8.6	8.6
+ Termination of the U.S. pension plan, net of curtailment	6.3	—	1.8	0.5	8.6
Adjusted EBITDA	$297.0	$355.9	$185.7	$(73.2)	$765.4

Net sales (eliminations)	$998.7	$1,121.8	$647.9	$(3.6)	$2,764.8

Net income margin					16.3%
Adjusted EBITDA margin	29.7%	31.7%	28.7%	n/m	27.7%

	For the Year Ended December 31, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$377.8
+ Provision for income taxes	—	—	—	—	92.5
+ Interest expense	—	—	—	—	44.8
- Other income (expense) - net	—	—	—	—	(5.6)
Operating income (loss)	235.0	206.4	144.2	(64.9)	520.7
+ Other income (expense) - net	0.9	—	(0.4)	(6.1)	(5.6)
+ Depreciation	14.8	17.8	8.5	0.6	41.7
+ Amortization	11.1	24.0	6.7	—	41.8
+ Fair value inventory step-up charges	4.1	—	—	—	4.1
+ Restructuring expenses and asset impairments	5.6	2.7	2.5	1.0	11.8
+ Loss on early debt redemption	—	—	—	8.4	8.4
Adjusted EBITDA	$271.5	$250.9	$161.5	$(61.0)	$622.9

Net sales (eliminations)	$896.3	$896.0	$562.9	$(3.6)	$2,351.6

Net income margin					16.1%
Adjusted EBITDA margin	30.3%	28.0%	28.7%	n/m	26.5%

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of December 31, 2022, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi, Swedish Krona and Brazilian Real. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction (gains) losses for the periods ended December 31, 2022, 2021 and 2020 were $(0.8) million, $1.1 million and $3.0 million, respectively, and are reported within Other (Income) Expense - Net on the Consolidated Statements of Income. See Note 1 in Part II, Item 8, “Financial Statements and Supplementary Data,” for further discussion.

Interest Rate Fluctuations

The Company has interest rate exposure due to $277.7 million of the $1,477.8 million debt outstanding at December 31, 2022 being floating rate debt. The Company’s Revolving Facility and Term Facility both bear interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. At December 31, 2022, there was $77.7 million outstanding under the Revolving Facility with an interest rate of 3.32% and $200.0 million outstanding under the Term Facility with an interest rate of 5.83%.

Inflation Risk

We source a wide variety of materials and components from a network of global suppliers. While materials are typically available from numerous suppliers, they are subject to price fluctuations, which could have a negative impact on our results. We seek to minimize the effects of inflation and changing prices through price increases to maintain reasonable gross margins.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management excluded Nexsight, KZValve and Muon Group (Note 2 - Acquisitions and Divestitures) from its assessment of internal controls over financial reporting as these acquisitions occurred in 2022. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The total assets (excluding goodwill and intangible assets) and net sales of current year acquisitions represented were each approximately 3 percent of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2022. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded Nexsight, KZValve and Muon Group from its assessment of internal control over financial reporting as these acquisitions occurred in the twelve months ended December 31, 2022. The combined net sales and total assets of these acquisitions represented approximately 3 percent for each of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.

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
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

•For the revenue populations subject to detail testing, we tested the completeness of revenue by making selections from reciprocal populations (e.g., cash receipts) and determined whether the transaction was recorded as a sale in the general ledger.

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
February 23, 2023

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(Dollars in millions except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$430.2	$855.4
Receivables - net	442.8	356.4
Inventories	470.9	370.4
Other current assets	55.4	95.8
Total current assets	1,399.3	1,678.0
Property, plant and equipment - net	382.1	327.3
Goodwill	2,638.1	2,167.7
Intangible assets - net	947.8	597.3
Other noncurrent assets	144.6	146.9
Total assets	$5,511.9	$4,917.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$208.9	$178.8
Accrued expenses	289.1	259.8
Dividends payable	45.6	41.4
Total current liabilities	543.6	480.0
Long-term borrowings	1,468.7	1,190.3
Deferred income taxes	264.2	196.4
Other noncurrent liabilities	195.8	247.4
Total liabilities	2,472.3	2,114.1
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,064,988 shares at December 31, 2022 and 90,067,996 shares at December 31, 2021	0.9	0.9
Additional paid-in capital	817.2	795.6
Retained earnings	3,531.7	3,126.5
Treasury stock at cost: 14,451,032 shares at December 31, 2022 and 13,872,555 shares at December 31, 2021	(1,184.3)	(1,050.3)
Accumulated other comprehensive loss	(126.2)	(69.6)
Total shareholders’ equity	3,039.3	2,803.1
Noncontrolling interest	0.3	—
Total equity	3,039.6	2,803.1
Total liabilities and equity	$5,511.9	$4,917.2

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In millions except per share amounts)
Net sales	$3,181.9	$2,764.8	$2,351.6
Cost of sales	1,755.0	1,540.3	1,324.2
Gross profit	1,426.9	1,224.5	1,027.4
Selling, general and administrative expenses	652.7	578.2	494.9
Restructuring expenses and asset impairments	22.8	9.3	11.8
Operating income	751.4	637.0	520.7
Gain on sale of business	(34.8)	—	—
Other (income) expense - net	(3.9)	16.2	5.6
Interest expense	40.7	41.0	44.8
Income before income taxes	749.4	579.8	470.3
Provision for income taxes	162.7	130.5	92.5
Net income	586.7	449.3	377.8
Net loss attributable to noncontrolling interest	0.2	0.1	—
Net income attributable to IDEX	$586.9	$449.4	$377.8

Earnings per common share:
Basic earnings per common share attributable to IDEX	$7.74	$5.91	$4.98
Diluted earnings per common share attributable to IDEX	$7.71	$5.88	$4.94

Share data:
Basic weighted average common shares outstanding	75.7	76.0	75.7
Diluted weighted average common shares outstanding	76.0	76.4	76.4

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income	$586.7	$449.3	$377.8
Other comprehensive (loss) income:
Reclassification adjustments for derivatives, net of tax	—	2.5	4.6
Pension and other postretirement adjustments, net of tax	18.3	17.0	1.4
Cumulative translation adjustment	(74.9)	(75.6)	107.8
Other comprehensive (loss) income	(56.6)	(56.1)	113.8
Comprehensive income	530.1	393.2	491.6
Comprehensive loss attributable to noncontrolling interest	0.2	—	—
Comprehensive income attributable to IDEX	$530.3	$393.2	$491.6
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(Dollars in millions except share and per share amounts)
Balance, December 31, 2019	$761.3	$2,615.1	$(94.4)	$(25.8)	$(7.1)	$(985.9)	$2,263.2	$—	$2,263.2
Net income	—	377.8	—	—	—	—	377.8	—	377.8
Cumulative translation adjustment	—	—	107.8	—	—	—	107.8	—	107.8
Net change in retirement obligations (net of tax of $0.1)	—	—	—	1.4	—	—	1.4	—	1.4
Net change on derivatives designated as cash flow hedges (net of tax of $1.4)	—	—	—	—	4.6	—	4.6	—	4.6
Issuance of 688,563 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $5.0)	—	—	—	—	—	44.6	44.6	—	44.6
Repurchase of 876,423 shares of common stock	—					(110.3)	(110.3)	—	(110.3)
Share-based compensation	14.8	—	—	—	—	—	14.8	—	14.8
Shares surrendered for tax withholding	—	—	—	—	—	(12.3)	(12.3)	—	(12.3)
Cash dividends declared - $2.00 per common share outstanding	—	(151.4)	—	—	—	—	(151.4)	—	(151.4)
Contributions received from joint venture partner	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2020	$776.1	$2,841.5	$13.4	$(24.4)	$(2.5)	$(1,063.9)	$2,540.2	$0.1	$2,540.3
Net income (loss)	—	449.4	—	—	—	—	449.4	(0.1)	449.3
Cumulative translation adjustment	—	—	(75.6)	—	—	—	(75.6)	—	(75.6)
Net change in retirement obligations (net of tax of $5.3)	—	—	—	17.0	—	—	17.0	—	17.0
Net change on derivatives designated as cash flow hedges (net of tax of $0.8)	—	—	—	—	2.5	—	2.5	—	2.5
Issuance of 258,875 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3.1)	—	—	—	—	—	19.7	19.7	—	19.7
Share-based compensation	20.4	—	—	—	—	—	20.4	—	20.4
Shares surrendered for tax withholding	—	—	—	—	—	(6.1)	(6.1)	—	(6.1)
Cash dividends declared - $2.16 per common share outstanding	—	(164.4)	—	—	—	—	(164.4)	—	(164.4)
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$—	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	586.9	—	—	—	—	586.9	(0.2)	586.7
Cumulative translation adjustment	—	—	(74.9)	—	—	—	(74.9)	—	(74.9)
Net change in retirement obligations (net of tax of $6.8)	—	—	—	18.3	—	—	18.3	—	18.3
Issuance of 243,895 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3.1)	—	—	—	—	—	19.3	19.3	—	19.3
Repurchase of 795,423 shares of common stock	—	—	—	—	—	(148.1)	(148.1)	—	(148.1)
Share-based compensation	21.6	—	—	—	—	—	21.6	—	21.6
Shares surrendered for tax withholding	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Cash dividends declared - $2.40 per common share outstanding	—	(181.7)	—	—	—	—	(181.7)	—	(181.7)
Contributions received from joint venture partner	—	—	—	—	—	—	—	0.5	0.5
Balance, December 31, 2022	$818.1	$3,531.7	$(137.1)	$10.9	$—	$(1,184.3)	$3,039.3	$0.3	$3,039.6

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities
Net income	$586.7	$449.3	$377.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(3.5)	—	—
Gain on sale of business	(34.8)	—	—
Asset impairments	17.4	0.8	3.1
Depreciation	50.7	46.6	41.7
Amortization of intangible assets	69.0	56.4	41.8
Amortization of debt issuance expenses	1.7	1.7	1.7
Share-based compensation expense	21.6	20.4	14.8
Deferred income taxes	(18.5)	(6.1)	8.2
Non-cash interest expense associated with forward starting swaps	—	3.3	6.0
Termination of the U.S. pension plan, net of curtailment	—	8.6	—
Changes in (net of the effect from acquisitions/divestitures and foreign exchange):
Receivables	(71.7)	(49.4)	20.9
Inventories	(72.4)	(46.1)	36.5
Other current assets	(0.5)	9.0	(10.3)
Trade accounts payable	17.6	22.9	2.7
Deferred revenue	(25.0)	19.8	39.0
Accrued expenses	16.6	25.8	(13.7)
Other - net	2.5	2.3	(0.9)
Net cash flows provided by operating activities	557.4	565.3	569.3
Cash flows from investing activities
Purchases of property, plant and equipment	(68.0)	(72.7)	(51.6)
Acquisition of businesses, net of cash acquired	(945.6)	(577.4)	(123.1)
Note receivable from collaborative partner	(3.0)	(4.2)	—
Proceeds from disposal of fixed assets	8.9	—	—
Proceeds from sale of business, net of cash remitted	49.4	—	—
Purchase of marketable securities	—	(45.2)	—
Proceeds from sale of marketable securities	39.7	—	—
Other - net	1.4	1.4	2.1
Net cash flows used in investing activities	(917.2)	(698.1)	(172.6)
Cash flows from financing activities
Borrowings under revolving credit facilities	210.4	—	150.0
Payments under revolving credit facilities	(135.0)	—	(150.0)
Proceeds from issuance of long-term borrowings	200.0	499.4	499.1
Payment of long-term borrowings	—	(350.1)	(300.4)
Payment of make-whole redemption premium	—	(6.7)	(6.8)
Debt issuance costs	(2.3)	(4.6)	(4.7)
Dividends paid	(177.4)	(161.1)	(151.8)
Proceeds from stock option exercises	19.3	19.7	44.6
Repurchases of common stock	(148.1)	—	(110.3)
Shares surrendered for tax withholding	(5.2)	(6.1)	(12.3)
Contributions received from joint venture partner	0.5	—	—
Net cash flows used in financing activities	(37.8)	(9.5)	(42.6)
Effect of exchange rate changes on cash and cash equivalents	(27.6)	(28.2)	39.2
Net (decrease) increase in cash and cash equivalents	(425.2)	(170.5)	393.3
Cash and cash equivalents at beginning of year	855.4	1,025.9	632.6
Cash and cash equivalents at end of year	$430.2	$855.4	$1,025.9
Supplemental cash flow information
Cash paid for:
Interest	$37.1	$36.0	$35.2
Income taxes - net	175.6	118.2	87.2
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Business

IDEX is an applied solutions provider specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. The Company’s products and services include positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems, flow monitoring and other services, precision fluidics, micro-precision components, rotary lobe pumps, roll compaction and drying systems, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions, precision gear and peristaltic pump technologies, firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices and precision equipment for dispensing, metering and mixing colorants and paints. These products and services are grouped into three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

Principles of Consolidation

The Consolidated Financial Statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for credit losses, inventory valuation, recoverability of long-lived assets, valuation of goodwill and intangible assets, income taxes, product warranties, contingencies and litigation, insurance-related items, defined benefit retirement plans and purchase accounting related to acquisitions.

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

The Company’s performance obligations are satisfied at either a point in time or over time as work progresses. Revenue recognized at a point in time is approximately 96% while revenue recognized over time is approximately 4%. For performance obligations satisfied at a point in time, generally revenue recognition occurs with the transfer of control of the asset, which is in line with shipping terms. For performance obligations satisfied over time, revenue is recognized as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method) or ratably over the contract term for service revenue. The Company defines service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.

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

Advertising Costs

Advertising costs of $14.9 million, $10.7 million and $9.9 million for 2022, 2021 and 2020, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

Marketable Securities

From time to time, the Company may hold investments in marketable securities, which are recorded in Other current assets in the Consolidated Balance Sheets. These investments are recorded at fair value, with gains and losses, dividends and interest income included in Other (income) expense - net in the Consolidated Statements of Income. See Note 9 for further discussion on the marketable securities held by the Company.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at face amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2022	2021	2020
	(In millions)
Basic weighted average common shares outstanding	75.7	76.0	75.7
Dilutive effect of stock options, restricted stock and performance share units	0.3	0.4	0.7
Diluted weighted average common shares outstanding	76.0	76.4	76.4

Options to purchase approximately 0.5 million, 0.3 million and 0.3 million shares of common stock in 2022, 2021 and 2020, respectively, were not included in the computation of diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation-Stock Compensation. Accordingly, the Company expenses the fair value of the awards made under its share-based compensation plans. That cost is recognized in the Consolidated Financial Statements over the requisite service period of the grants. See Note 16 for further discussion on share-based compensation.

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

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 20 years
Trade names	5 to 20 years
Customer relationships	5 to 20 years
Unpatented technology	7 to 20 years
Software	5 years

Research and Development Expenditures

Costs associated with engineering activities, including research and development, are expensed in the period incurred and are included in Cost of sales.

Total engineering expenses, which include research and development as well as application and support engineering, were $95.4 million, $82.9 million and $82.3 million in 2022, 2021 and 2020, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $61.4 million, $50.1 million and $48.2 million in 2022, 2021 and 2020, respectively.

Foreign Currency Translation and Transaction

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date and the income statement amounts have been translated using the average monthly exchange rates for the year. Translation adjustments from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are reported within Other (income) expense - net in the Consolidated Statements of Income. Net (gain) loss for the years ended December 31, 2022, 2021 and 2020 was $(0.8) million, $1.1 million and $3.0 million, respectively.

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

Recently Adopted Accounting Standards

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance, which requires entities to provide certain annual disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The Company adopted this standard on a prospective basis for the annual period beginning January 1, 2022. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

2. Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Company’s Consolidated Financial Statements from their respective dates of acquisition. The results of operations of Flow Management Devices, LLC (“Flow MD”) (acquired February 28, 2020), Qualtek Manufacturing, Inc. (“Qualtek”) (acquired November 23, 2020), ABEL Pumps, L.P. and certain of its affiliates (“ABEL”) (acquired March 10, 2021), Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”) (acquired June 14, 2021), Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) (acquired February 28, 2022), KZ CO. (“KZValve”) (acquired May 2, 2022) and Muon B.V. and its subsidiaries (“Muon Group”) (acquired November 18, 2022) have been included in the Company’s Consolidated Financial Statements since the respective dates of acquisition. The results of operations of Knight have been included in the Company’s Consolidated Financial Statements through the date of disposition on September 9, 2022. Supplemental pro forma information has not been provided as the acquisitions and divestiture did not have a material impact on the Company’s Consolidated Financial Statements individually or in the aggregate.

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight in a partial stock and asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the FMT segment. Nexsight was acquired for cash consideration of $112.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $56.5 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the Nexsight acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	$16.6
Property, plant and equipment	2.0
Goodwill	56.5
Intangible assets	49.8
Other noncurrent assets	4.4
Total assets acquired	129.3
Current liabilities	(11.2)
Deferred income taxes	(1.8)
Other noncurrent liabilities	(3.8)
Net assets acquired	$112.5

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

KZValve

On May 2, 2022, the Company acquired KZValve in an asset acquisition. KZValve is a leading manufacturer of electric valves and controllers used primarily in agricultural applications. KZValve augments and expands IDEX’s agricultural portfolio, complementing Banjo’s current fluid management solutions for these applications. Headquartered in Greenwood, Nebraska, KZValve operates in the Company’s Agriculture reporting unit within the FMT segment. KZValve was acquired for cash consideration of $120.1 million. The entire purchase was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $56.4 million and $52.0 million, respectively. The goodwill is deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the KZValve acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	9.7
Property, plant and equipment	1.8
Goodwill	56.4
Intangible assets	52.0
Deferred income taxes	0.2
Other noncurrent assets	1.0
Total assets acquired	121.1
Current liabilities	(1.0)
Net assets acquired	$120.1

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

Muon Group

On November 18, 2022, the Company acquired the stock of Muon Group. Muon Group manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. Muon Group maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset in the United Kingdom and Pune, India and operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. Muon Group was acquired for cash consideration of $713.0 million. The purchase price was funded with $342.6 million of cash on hand, $170.4 million of proceeds from the Company's Revolving Facility and $200.0 million of proceeds from the Company's Term Facility. Goodwill and intangible assets recognized as part of this transaction were $391.1 million and $319.1 million, respectively. The goodwill is not deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the Muon Group acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	$53.0
Property, plant and equipment	61.6
Goodwill	391.1
Intangible assets	319.1
Other noncurrent assets	7.4
Total assets acquired	832.2
Current liabilities	(25.9)
Deferred income taxes	(83.9)
Other noncurrent liabilities	(9.4)
Net assets acquired	$713.0

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In millions, except weighted average life)	Total	Weighted Average Life
Trade names	$38.3	15
Customer relationships	212.4	13
Unpatented technology	68.4	11
Acquired intangible assets	$319.1

The Company incurred $6.8 million of acquisition-related costs in 2022. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded $0.1 million, $0.3 million, and $8.1 million of fair value inventory step-up charges associated with the completed 2022 acquisitions of Nexsight, KZValve and Muon Group, respectively, in Cost of sales for the year ended December 31, 2022.

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

The Company incurred $6.5 million of acquisition-related costs in 2021. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded $2.5 million and $9.1 million of fair value inventory step-up charges associated with the completed 2021 acquisitions of ABEL and Airtech, respectively, in Cost of sales for the year ended December 31, 2021.

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

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$32.9
Property, plant and equipment	4.2
Goodwill	60.0
Intangible assets	53.0
Deferred income taxes	2.5
Other noncurrent assets	1.3
Total assets acquired	153.9
Current liabilities	(32.3)
Other noncurrent liabilities	(0.4)
Net assets acquired	$121.2

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

Qualtek

On November 23, 2020, the Company acquired Qualtek, a manufacturer of high quality specialty metal components and parts by providing vertically integrated tool and die, metal stamping and metal finishing services. Headquartered in Colorado Springs, Colorado, Qualtek operates in the BAND-IT reporting unit within the FSDP segment. Qualtek was acquired for cash consideration of $1.9 million. The entire purchase price was funded with cash on hand. Goodwill recognized as part of this transaction was $1.1 million. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business. The goodwill is deductible for tax purposes.

The Company finalized its allocation of the purchase price for the Qualtek acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

The Company incurred $4.3 million of acquisition-related costs in 2020. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded $4.1 million and $0.1 million of fair value inventory step-up charges associated with the completed 2020 acquisitions of Flow MD and Qualtek, respectively, in Cost of sales for the year ended December 31, 2020.

Divestitures

The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and its focus on core business and customers.

On September 9, 2022, the Company completed the sale of Knight for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million, which was recorded to Gain on sale of business in the Consolidated Statements of Income. The Company recorded $5.5 million of income tax expense associated with this transaction as Provision for income taxes in the Consolidated Statements of Income through the date of disposition during the year ended December 31, 2022. The results of Knight were reported within the FMT segment. The Company concluded that this divestiture did not meet the criteria for reporting the results of Knight as a discontinued operation.

3.    Collaborative Investments

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that manufactures and sells high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as exports these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture is headquartered in Dammam, Saudi Arabia and operates in the Company’s Sealing Solutions reporting unit within the HST segment. During the year ended December 31, 2020, the Company contributed $0.1 million for 55% of the share capital while the third party partner contributed $0.1 million for 45% of the share capital. During the year ended December 31, 2021, the Company contributed an additional $0.6 million and during the year ended December 31, 2022, the third party partner contributed an additional $0.5 million. The Joint Venture has incurred start-up expenses and began sales in July 2022. Since IDEX controls the entity, IDEX has consolidated the Joint Venture and recorded a Noncontrolling interest in its Consolidated Financial Statements.

On June 29, 2021, a subsidiary of IDEX funded a $4.2 million convertible promissory note to a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses. The investment aligns with the FSDP segment’s strategic plan to reduce response time and greatly increase life-safety outcomes and is an extension of FSDP’s smart and connected products. The note bears paid-in-kind interest at a rate of 5% per annum and is secured by the Company’s interest in the intellectual property of the start-up company. Unless earlier converted, the principal amount outstanding and the related accrued interest are due upon the earliest of (a) June 28, 2024, (b) a change in control or (c) when declared due and payable by the Company upon an event of default. On December 22, 2022, the subsidiary of IDEX funded an additional $3.0 million promissory note, which bears paid-in-kind interest at a rate of 5% per annum and is secured by the Company’s interest in the intellectual property of the start-up company. The principal amount outstanding and the related accrued interest are due upon the earliest of (a) December 21, 2025, (b) a change in control or (c) when declared due and payable by the Company upon an event of default.

The notes are included in Other noncurrent assets on the Company’s Consolidated Balance Sheets. In addition, the Company recorded $0.3 million and $0.1 million of accrued interest in Other noncurrent assets on the Company’s Consolidated Balance Sheets for the years ended December 31, 2022 and 2021, respectively. The Company measures the allowance for credit losses under the current expected credit loss model. As of December 31, 2022 and 2021, no allowance for credit losses was recorded.

4.    Balance Sheet Components

	December 31,
	2022	2021
	(In millions)
RECEIVABLES
Customers	$431.3	$354.9
Other	19.5	8.7
Total	450.8	363.6
Less allowance for credit losses	8.0	7.2
Total receivables - net	$442.8	$356.4
INVENTORIES
Raw materials and components parts	$301.2	$229.4
Work in process	54.3	47.4
Finished goods	115.4	93.6
Total inventories	$470.9	$370.4
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$35.2	$39.1
Buildings and improvements	214.2	197.9
Machinery, equipment and other	492.4	467.8
Office and transportation equipment	100.6	96.7
Construction in progress	56.4	30.5
Total	898.8	832.0
Less accumulated depreciation and amortization	516.7	504.7
Total property, plant and equipment - net	$382.1	$327.3
ACCRUED EXPENSES
Payroll and related items	$102.7	$91.5
Management incentive compensation	26.4	25.0
Income taxes payable	30.2	17.9
Insurance	11.2	11.0
Warranty	8.1	7.6
Deferred revenue	44.7	49.0
Lease liability	21.6	17.6
Restructuring	1.4	2.8
Accrued interest	5.5	3.6
Pension and retiree medical obligations	3.3	3.5
Other	34.0	30.3
Total accrued expenses	$289.1	$259.8
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$55.1	$82.2
Transition tax payable	9.1	14.1
Deferred revenue	15.0	32.2
Lease liability	96.6	93.4
Other	20.0	25.5
Total other noncurrent liabilities	$195.8	$247.4

The valuation and qualifying account activity for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
	(In millions)
ALLOWANCE FOR CREDIT LOSSES
Beginning balance January 1	$7.2	$6.1
Charged to costs and expenses, net of recoveries	2.2	1.5
Utilization	(1.2)	(0.9)
Other adjustments, including acquisitions and currency translation	(0.2)	0.5
Ending balance December 31	$8.0	$7.2

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

Revenue by reporting unit for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Pumps	$396.5	$345.1	$265.3
Water	307.8	255.3	225.3
Energy	191.3	169.0	200.0
Agriculture	152.8	107.4	87.1
Valves	118.9	121.9	118.6
Intersegment elimination	(1.1)	(0.7)	(0.9)
Fluid & Metering Technologies	1,166.2	998.0	895.4
Scientific Fluidics & Optics(1)	639.0	508.0	415.8
Sealing Solutions	266.0	264.2	207.6
Performance Pneumatic Technologies	257.6	182.2	122.9
Material Processing Technologies	138.1	134.5	120.0
Micropump	38.5	32.9	29.7
Intersegment elimination	(2.4)	(2.8)	(2.6)
Health & Science Technologies	1,336.8	1,119.0	893.4
Fire & Safety	400.1	377.5	376.3
Dispensing	167.5	169.6	98.5
BAND-IT	111.6	100.8	88.1
Intersegment elimination	(0.3)	(0.1)	(0.1)
Fire & Safety/Diversified Products	678.9	647.8	562.8
Total net sales	$3,181.9	$2,764.8	$2,351.6

(1) The year ended December 31, 2022 includes the acceleration of $17.9 million of previously deferred revenue related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 for further detail.

Revenue by geographical region for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31, 2022
	FMT	HST	FSDP	IDEX
	(In millions)
U.S.(1)	$660.8	$646.9	$343.3	$1,651.0
North America, excluding U.S.	71.5	25.8	35.3	132.6
Europe(1)	194.6	379.7	160.9	735.2
Asia	157.8	261.3	104.2	523.3
Other (2)	82.6	25.5	35.5	143.6
Intersegment elimination	(1.1)	(2.4)	(0.3)	(3.8)
Total net sales	$1,166.2	$1,336.8	$678.9	$3,181.9

	For the Year Ended December 31, 2021
	FMT	HST	FSDP	IDEX
	(In millions)
U.S.	$532.9	$489.7	$317.0	$1,339.6
North America, excluding U.S.	61.6	23.7	28.5	113.8
Europe	197.2	341.0	161.5	699.7
Asia	143.7	241.8	110.0	495.5
Other (2)	63.3	25.6	30.9	119.8
Intersegment elimination	(0.7)	(2.8)	(0.1)	(3.6)
Total net sales	$998.0	$1,119.0	$647.8	$2,764.8

	For the Year Ended December 31, 2020
	FMT	HST	FSDP	IDEX
	(In millions)
U.S.	$505.8	$387.6	$269.9	$1,163.3
North America, excluding U.S.	52.8	21.3	23.2	97.3
Europe	174.9	249.8	149.2	573.9
Asia	109.1	221.2	94.2	424.5
Other (2)	53.7	16.1	26.4	96.2
Intersegment elimination	(0.9)	(2.6)	(0.1)	(3.6)
Total net sales	$895.4	$893.4	$562.8	$2,351.6

(1) HST revenue includes the acceleration of $17.9 million of previously deferred revenue related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application, of which $9.5 million was recognized in the U.S. and $8.4 million was recognized in Europe in the year ended December 31, 2022. See Note 15 for further detail.

(2) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 96% of total revenues in the year ended December 31, 2022 and 95% of total revenues in each of the years ended December 31, 2021 and 2020. Revenue from products and services transferred to customers over time approximated 4% of total revenues in the year ended December 31, 2022 and 5% of total revenues in each of the years ended December 31, 2021 and 2020.

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

The composition of customer receivables was as follows:

	December 31, 2022	December 31, 2021
	(In millions)
Billed receivables	$421.3	$344.0
Unbilled receivables	10.0	10.9
Total customer receivables	$431.3	$354.9

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

The composition of deferred revenue was as follows:

	December 31, 2022	December 31, 2021
	(In millions)
Deferred revenue - current	$44.7	$49.0
Deferred revenue - noncurrent	15.0	32.2
Total deferred revenue(1)	$59.7	$81.2
(1) The balance as of December 31, 2022 has been reduced by the acceleration of previously deferred revenue of $17.9 million related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 for further detail.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2022 and 2021, by reportable business segment, were as follows:

	FMT	HST	FSDP	Total
	(In millions)
Goodwill	$670.4	$1,012.5	$413.3	$2,096.2
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2021	649.7	862.7	383.2	1,895.6
Foreign currency translation	(10.7)	(15.7)	(11.0)	(37.4)
Acquisitions	42.4	267.6	—	310.0
Disposition of businesses	—	(0.1)	—	(0.1)
Acquisition adjustments	(0.4)	—	—	(0.4)
Balance at December 31, 2021	681.0	1,114.5	372.2	2,167.7
Foreign currency translation	(8.4)	(11.5)	(9.3)	(29.2)
Acquisitions	112.9	391.1	—	504.0
Disposition of businesses	(5.6)	—	—	(5.6)
Acquisition adjustments	0.3	0.9	—	1.2
Balance at December 31, 2022	$780.2	$1,495.0	$362.9	$2,638.1

Goodwill represents the purchase price in excess of the net amount assigned to the assets acquired and liabilities assumed and was tested for impairment at each of the Company’s 13 reporting units as of October 31, 2022, the Company’s annual impairment test date. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing 12 month EBITDA and the forward looking 2023 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units. In 2022 and 2021, there were no events or circumstances that would have required an interim impairment test.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2022 and 2021:

	At December 31, 2022				At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)				(In millions)
Amortized intangible assets:
Patents	$2.9	$(1.8)	$1.1	12	$3.2	$(2.0)	$1.2
Trade names	186.5	(71.4)	115.1	15	140.9	(72.4)	68.5
Customer relationships	772.2	(184.9)	587.3	13	495.9	(144.2)	351.7
Unpatented technology	207.1	(57.8)	149.3	12	143.8	(58.8)	85.0
Software	4.8	(0.7)	4.1	5	—	—	—
Total amortized intangible assets	1,173.5	(316.6)	856.9		783.8	(277.4)	506.4
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,264.4	$(316.6)	$947.8		$874.7	$(277.4)	$597.3

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets that were also tested for impairment as of October 31, 2022, the Company’s annual impairment test date. These indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. In 2022 and 2021, there were no events or circumstances that would have required an interim impairment test.

Amortization of intangible assets was $69.0 million, $56.4 million and $41.8 million in 2022, 2021 and 2020, respectively. Based on the intangible asset balances as of December 31, 2022, amortization expense is expected to approximate $91.2 million in 2023, $86.7 million in 2024, $85.3 million in 2025, $83.6 million in 2026 and $79.8 million in 2027.

7. Borrowings

Borrowings at December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(In millions)
3.20% Senior Notes, due June 2023(1)	$100.0	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million Revolving Credit Facility, due November 2027	77.7	—
$200.0 million Term Facility, due November 2027	200.0	—
Other borrowings	0.1	0.1
Total borrowings	1,477.8	1,200.1
Less current portion	—	—
Less deferred debt issuance costs	7.9	8.4
Less unaccreted debt discount	1.2	1.4
Long-term borrowings	$1,468.7	$1,190.3

(1)As of December 31, 2022, the $100.0 million 3.20% Senior Notes, due in June 2023, have not been classified as Short-term borrowings on the Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay these Notes using the available borrowing capacity of the Revolving Facility, due November 2027. As a result, the 3.20% Senior Notes remain classified as Long-term borrowings on the Consolidated Balance Sheets as of December 31, 2022.

Revolving Credit Facility and Term Facility

On November 1, 2022, the Company amended and restated that certain five-year $800 million Credit Agreement, dated as of May 31, 2019 that was due to expire in May 2024 (the “Original Credit Agreement” and, as amended and restated, the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $800 million and a term credit facility (the “Term Facility”) available to the Company in an aggregate principal amount of $200 million, both of which have a final maturity date of November 1, 2027. The maturity date of the Revolving Facility may be extended under certain conditions for an additional one-year term. Up to $100 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Proceeds from the Credit Agreement were used by the Company to pay a portion of the consideration for the acquisition of Muon Group.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or Term SOFR rate (or appropriate alternative currency reference rates) plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of Term SOFR rate loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

The Credit Agreement gives the Company the option to enter into a future environmental, social and governance amendment by which pricing may be adjusted pursuant to the Company’s performance measured against certain key performance indicators agreed by the Company and BofA Securities, Inc., as sustainability coordinator.

The Credit Agreement requires payment to the lenders of a facility fee based upon the amount of the lenders’ commitments under the credit facility from time to time, equal to the applicable interest rate times the actual daily amount of the Revolving Facility. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the credit facility are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.

The Credit Agreement contains customary affirmative and negative covenants for such senior unsecured credit agreements. There are two key financial covenants that the Company is required to maintain in connection with the Credit Agreement and the Senior Notes, excluding the 3.00% Senior Notes and the 2.625% Senior Notes which have no financial covenants, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”), both of which are tested quarterly and in the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At December 31, 2022, the Company was in compliance with each financial covenant under the Credit Agreement and the Senior Notes, excluding the 3.00% Senior Notes and the 2.625% Senior Notes which have no financial covenants. While there are no financial covenants relating to the 3.00% Senior Notes and the 2.625% Senior Notes, they are subject to cross-default provisions. The negative covenants include restrictions on the Company’s ability to grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), make certain subsidiary dividends or distributions, engage in materially different lines of businesses and allow subsidiaries to incur certain additional debt.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate).

At December 31, 2022, there was $77.7 million outstanding under the Revolving Facility with an interest rate of 3.32% and $7.9 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $714.4 million. In addition, there was $200.0 million outstanding under the Term Facility with an interest rate of 5.83%.

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

On May 17, 2021, the Company provided notice of its election to redeem early, on June 16, 2021, the $350.0 million aggregate principal amount outstanding of its 4.20% Senior Notes at a redemption price of $350.0 million plus a make-whole redemption premium of $6.7 million using proceeds from the Company’s 2.625% Senior Notes. In addition, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in Shareholders’ equity related to the interest rate exchange agreement associated with the 4.20% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.20% Senior Notes as well as $0.4 million of deferred taxes for a total loss on early debt redemption of $8.6 million which was recorded within Other (income) expense - net in the Consolidated Statements of Income.

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

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.50% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.00% Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive loss in Shareholders’ equity related to the interest rate exchange agreement associated with the 4.50% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.50% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other (income) expense - net in the Consolidated Statements of Income.

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

Total borrowings at December 31, 2022 have scheduled maturities as follows:

(In millions)
2023	$100.0
2024	—
2025	100.1
2026	—
2027	277.7
Thereafter	1,000.0
Total borrowings	$1,477.8

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

The effective portion of gains or losses on interest rate exchange agreements is reported in Accumulated other comprehensive loss in Shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 17 for the amount of loss reclassified into net income for interest rate contracts for the years ended December 31, 2021 and 2020. As of December 31, 2022, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.50% Senior Notes and the 4.20% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which was being amortized into interest expense over the 10 year terms of the respective debt instruments. In conjunction with the early redemption of the 4.50% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive loss in Shareholders’ equity related to the 4.50% Senior Notes and recorded it within Other (income) expense - net in the Consolidated Statements of Income during the year ended December 31, 2020. In conjunction with the early redemption of the 4.20% Senior Notes on June 16, 2021, the Company accelerated the recognition of the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in Shareholders’ equity related to the 4.20% Senior Notes and recorded it within Other (income) expense - net in the Consolidated Statements of Income during the year ended December 31, 2021. As of December 31, 2022 and 2021, there was no balance in Accumulated other comprehensive loss related to the cumulative unrealized gain (loss) on derivatives.

The amount of expense reclassified into interest expense for interest rate contracts for the years ended December 31, 2021 and 2020 was $3.3 million and $6.0 million, respectively.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2022 and 2021:

	Basis of Fair Value Measurements
	Balance at December 31, 2022	Level 1	Level 2	Level 3
	(In millions)
Trading securities - mutual funds held in nonqualified SERP(1)	$7.5	$7.5	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2021	Level 1	Level 2	Level 3
	(In millions)
Trading securities - mutual funds held in nonqualified SERP(1)	$11.6	$11.6	$—	$—
Available-for-sale securities - equities(2)	45.3	45.3	—	—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.
(2) At December 31, 2021, the securities were included in Other current assets on the Company’s Consolidated Balance Sheets and were available for overnight cash settlement, if necessary, to fund current operations. During the fourth quarter of 2022, the Company sold the securities for €39.9 million (or $39.7 million) which were originally purchased for €40.0 million (or $45.3 million). The proceeds from the sale of these securities were used to contribute cash for the acquisition of Muon Group.

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2022 or 2021.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments. At December 31, 2022 and 2021, the fair value of the outstanding indebtedness described in Note 7 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,328.7 million and $1,219.9 million, respectively, compared to the carrying value of $1,476.6 million and $1,198.7 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

10. Leases

The Company leases certain office facilities, warehouses, manufacturing plants, equipment (which includes both office and plant equipment) and vehicles under operating leases and certain plant equipment under financing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 was as follows:

	Balance Sheet Caption	December 31, 2022	December 31, 2021
		(In millions)
Right-of-Use (“ROU”) Assets:
Building ROU assets - net - operating	Other noncurrent assets	$104.4	$101.0
Equipment ROU assets - net - operating	Other noncurrent assets	5.6	6.2
Equipment ROU assets - net - financing	Property, plant and equipment - net	6.1	—
Total ROU assets - net		$116.1	$107.2
Lease Liabilities:
Current lease liabilities	Accrued expenses	$21.6	$17.6
Noncurrent lease liabilities	Other noncurrent liabilities	96.6	93.4
Total lease liabilities		$118.2	$111.0

Refer to Note 15 for discussion on impairment of building right-of-use assets.

The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In millions)
Fixed lease cost (1)	$30.8	$31.5	$29.5
Variable lease cost	2.3	2.3	1.9
Total lease expense	$33.1	$33.8	$31.4

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities	$31.7	$31.2	$28.7
Right-of-use assets obtained in exchange for new lease liabilities	19.0	16.0	40.4

Other supplemental information related to leases as of December 31, 2022 and 2021 was as follows:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases - building and equipment	7.43	8.50
Operating leases - vehicles	2.14	2.34
Financing leases - equipment	2.05	—
Weighted-average discount rate:
Operating leases - building and equipment	3.41%	3.27%
Operating leases - vehicles	1.70%	1.08%
Financing leases - equipment	4.48%	—

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at December 31, 2022 have scheduled maturities as follows:

Maturity of Lease Liabilities
(In millions)
2023	$24.4
2024	21.7
2025	19.9
2026	15.6
2027	12.7
Thereafter	40.1
Total lease payments	134.4
Less: Imputed interest	(16.2)
Present value of lease liabilities	$118.2

Total lease liabilities at December 31, 2021 had scheduled maturities as follows:

Maturity of Lease Liabilities
(In millions)
2022	$20.1
2023	18.3
2024	15.6
2025	13.3
2026	12.0
Thereafter	48.3
Total lease payments	127.6
Less: Imputed interest	(16.6)
Present value of lease liabilities	$111.0

11.    Commitments and Contingencies

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2022	2021	2020
	(In millions)
Beginning balance at January 1	$7.6	$7.4	$5.6
Provision for warranties	3.0	3.4	3.0
Claim settlements	(4.1)	(3.8)	(2.7)
Other adjustments, including acquisitions, divestitures and currency translation	1.6	0.6	1.5
Ending balance at December 31	$8.1	$7.6	$7.4

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

12.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2022, the Company repurchased a total of 795,423 shares at a cost of $148.1 million. There were no share repurchases during 2021. During 2020, the Company repurchased a total of 876,423 shares at a cost of $110.3 million. As of December 31, 2022, the amount of share repurchase authorization remaining was $563.8 million.

At December 31, 2022 and 2021, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at December 31, 2022 or 2021.

13.    Income Taxes

Pretax income for 2022, 2021 and 2020 was taxed in the following jurisdictions:

	2022	2021	2020
	(In millions)
U.S.	$516.5	$350.2	$296.3
Foreign	232.9	229.6	174.0
Total	$749.4	$579.8	$470.3

The provision (benefit) for income taxes for 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(In millions)
Current
U.S.	$102.8	$64.7	$29.5
State and local	14.5	11.0	4.6
Foreign	63.9	60.9	50.2
Total current	181.2	136.6	84.3
Deferred
U.S.	(12.2)	(4.1)	10.1
State and local	(1.0)	(1.4)	1.5
Foreign	(5.3)	(0.6)	(3.4)
Total deferred	(18.5)	(6.1)	8.2
Total provision for income taxes	$162.7	$130.5	$92.5

Deferred tax assets (liabilities) at December 31, 2022 and 2021 were:

	2022	2021
	(In millions)
Allowances and accruals	$21.1	$10.3
Employee and retiree benefit plans	17.8	23.6
Inventories	12.0	11.7
Foreign tax credit and other carryforwards	15.0	11.9
Lease liabilities	26.9	(24.8)
Right of use assets	(25.9)	25.7
Depreciation and amortization	(301.3)	(222.0)
Other	(12.8)	(16.6)
Total gross deferred tax (liabilities)	(247.2)	(180.2)
Valuation allowance	(15.0)	(11.9)
Total deferred tax (liabilities), net of valuation allowances	$(262.2)	$(192.1)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 were:

	2022	2021
	(In millions)
Noncurrent deferred tax asset - Other noncurrent assets	$2.0	$4.3
Noncurrent deferred tax liabilities - Deferred income taxes	(264.2)	(196.4)
Net deferred tax liabilities	$(262.2)	$(192.1)

The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $15.1 million and $9.1 million as of December 31, 2022 and 2021, respectively.

The Provision for income taxes differs from the amount calculated by applying the statutory federal income tax rate to pretax income. The calculated amount and the differences for 2022, 2021 and 2020 are shown in the following table:

	2022		2021		2020
	(In millions)
Pretax income	$749.4		$579.8		$470.3
Provision for income taxes:
Computed amount at statutory rate of 21%	$157.4	21.0%	$121.8	21.0%	$98.8	21.0%
State and local income tax (net of federal tax benefit)	11.4	1.5%	8.0	1.4%	5.9	1.3%
Taxes on non-U.S. earnings-net of foreign tax credits	12.4	1.7%	9.2	1.6%	8.4	1.8%
Global Intangible Low-Taxed Income	2.0	0.3%	0.4	0.1%	(2.7)	(0.6%)
Foreign-Derived Intangible Income Deduction	(11.9)	(1.6%)	(7.5)	(1.3%)	(4.9)	(1.0%)
Share-based payments	(2.6)	(0.4%)	(3.5)	(0.6%)	(9.8)	(2.1%)
Other	(6.0)	(0.8%)	2.1	0.3%	(3.2)	(0.7%)
Total provision for income taxes	$162.7	21.7%	$130.5	22.5%	$92.5	19.7%

The Company has $45.3 million and $40.6 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2022 and 2021, respectively. No deferred U.S. income taxes have been provided on the $45.3 million of earnings that are considered to be permanently reinvested. The Company does not expect these earnings to incur U.S. taxes when ultimately repatriated other than potentially U.S. federal, state and local taxes on foreign exchange gains or losses recognized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $6.8 million and $6.1 million as of December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company repatriated $199.9 million, $116.0 million and $27.0 million of foreign earnings, respectively. These actual distributions resulted in no incremental income tax expense other than tax impacts on foreign exchange gains or losses. These repatriations represent distributions of previously taxed income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2022, 2021 and 2020 is as follows:

	2022	2021	2020
	(In millions)
Beginning balance January 1	$0.1	$1.1	$3.7
Gross increases for tax positions of prior years	—	0.1	—
Gross decreases for tax positions of prior years	—	(0.3)	—
Settlements	—	(0.2)	(2.6)
Lapse of statute of limitations	(0.1)	(0.6)	—
Ending balance December 31	$—	$0.1	$1.1

As of December 31, 2022, the Company has no remaining unrecognized tax benefits that would affect the Company’s effective tax rate. The tax years 2017-2021 remain open to examination by major taxing jurisdictions. Due to the potential federal, state, and foreign examinations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change.

As of December 31, 2022, the Company has minimal deferred tax assets on non-U.S. and U.S. state net operating loss carryforwards of $0.1 million and $0.8 million, respectively. The entire balance of net operating losses across jurisdictions, the majority of which relates to acquisitions, is available to be carried forward indefinitely. There is no valuation allowance as it is more-likely-than-not that the net operating losses will be realized.

As of December 31, 2022, the Company has deferred tax assets on non-U.S. capital loss carryforwards of $3.0 million with a full valuation allowance. The non-U.S. capital loss can be carried forward indefinitely.

As of December 31, 2022, the Company has deferred tax assets with a full valuation allowance recorded against foreign tax credit carryforwards for U.S. federal purposes of approximately $11.9 million. The U.S. federal foreign tax credit carryforward will expire between 2029 and 2032.

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

The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions and precision gear and peristaltic pump technologies. HST serves a variety of end markets, including food and beverage, life sciences, analytical instruments, pharmaceutical and biopharmaceutical, industrial, semiconductor, digital printing, automotive/transportation, medical/dental, energy, cosmetics, marine, chemical, wastewater and water treatment, research and aerospace/defense markets.

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

Information on the Company’s business segments is presented below based on the nature of the products and services offered. The Company uses Adjusted EBITDA as its principal measure of segment performance. Intersegment sales are accounted for at fair value as if the sales were to third parties.

During the fourth quarter of 2022, the Company changed the segment measure of profit and loss used by the Chief Operating Decision Maker ("CODM") in accordance with ASC 280, Segment Reporting, from operating income to Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, or EBITDA, before fair value inventory step-up charges, restructuring expenses and asset impairments, the impact from the exit of a COVID-19 testing application, the gain on sale of a business, the gains on sales of assets, the impact of the settlement of a corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan, net of curtailment. The change in segment measure of profit and loss aligns with how the CODM allocates resources and evaluates the performance of the business. It also allows the Company to better assess operating results over time since it excludes items that are not reflective of ongoing operations.

	2022	2021	2020
	(In millions)
NET SALES
Fluid & Metering Technologies
External customers	$1,166.2	$998.0	$895.4
Intersegment sales	1.1	0.7	0.9
Total segment sales	1,167.3	998.7	896.3
Health & Science Technologies
External customers	1,336.8	1,119.0	893.4
Intersegment sales	2.4	2.8	2.6
Total segment sales	1,339.2	1,121.8	896.0
Fire & Safety/Diversified Products
External customers	678.9	647.8	562.8
Intersegment sales	0.3	0.1	0.1
Total segment sales	679.2	647.9	562.9
Intersegment eliminations	(3.8)	(3.6)	(3.6)
Net sales	$3,181.9	$2,764.8	$2,351.6
ADJUSTED EBITDA
Fluid & Metering Technologies	$374.2	$297.0	$271.5
Health & Science Technologies	411.8	355.9	250.9
Fire & Safety/Diversified Products	183.9	185.7	161.5
Segment Adjusted EBITDA	969.9	838.6	683.9
Corporate and other	(85.7)	(73.2)	(61.0)
Adjusted EBITDA	884.2	765.4	622.9
- Interest expense	(40.7)	(41.0)	(44.8)
- Depreciation	(50.7)	(46.6)	(41.7)
- Amortization	(69.0)	(56.4)	(41.8)
- Fair value inventory step-up charges	(8.5)	(11.6)	(4.1)
- Restructuring expenses and asset impairments	(4.5)	(9.3)	(11.8)
- Net impact from the exit of a COVID-19 testing application(1)	1.1	—	—
- Corporate transaction indemnity	—	(3.5)	—
+ Gain on sale of business	34.8	—	—
+ Gain on sales of assets	2.7	—	—
- Loss on early debt redemption	—	(8.6)	(8.4)
- Termination of the U.S. pension plan, net of curtailment	—	(8.6)	—
Income before income taxes	$749.4	$579.8	$470.3

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 15 in the Notes to Consolidated Financial Statements for further detail.

	2022	2021	2020
	(In millions)
ASSETS
Fluid & Metering Technologies	$1,676.9	$1,458.8	$1,387.0
Health & Science Technologies	2,931.1	2,138.3	1,576.1
Fire & Safety/Diversified Products	771.8	892.5	891.9
Corporate and other	132.1	427.6	559.4
Total assets	$5,511.9	$4,917.2	$4,414.4
DEPRECIATION AND AMORTIZATION (1)
Fluid & Metering Technologies	$36.9	$30.5	$25.9
Health & Science Technologies	67.3	56.7	41.8
Fire & Safety/Diversified Products	15.0	15.3	15.2
Corporate and other	0.5	0.5	0.6
Total depreciation and amortization	$119.7	$103.0	$83.5
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$25.3	$21.0	$11.9
Health & Science Technologies	32.0	41.5	27.7
Fire & Safety/Diversified Products	10.5	9.5	8.9
Corporate and other	0.2	0.7	3.1
Total capital expenditures	$68.0	$72.7	$51.6

(1) Excludes amortization of debt issuance expenses.

Information about the Company’s long-lived assets in different geographical regions for the years ended December 31, 2022, 2021 and 2020 is shown below.

	2022	2021	2020
	(In millions)
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$191.7	$188.3	$169.2
North America, excluding U.S.	4.7	5.4	5.0
Europe	136.8	98.9	100.0
Asia	48.8	34.5	24.0
Other(1)	0.1	0.2	0.1
Total long-lived assets - net	$382.1	$327.3	$298.3

(1) Other includes: South America, Middle East, Australia and Africa.

15.    Restructuring Expenses and Asset Impairments

During 2022, 2021 and 2020, the Company incurred restructuring costs to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. Restructuring costs include severance costs, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2022 Initiative

During the year ended December 31, 2022, the restructuring costs incurred by the Company primarily related to asset impairments. In addition, the Company also incurred severance costs related to employee reductions.

In the second quarter of 2020, the Company engaged in the development of a COVID-19 testing application with a customer at one of its businesses in the HST segment. As part of this contract, the customer fully funded the $28.7 million investment needed to complete the development and production of microfluidic cartridges during 2020 and 2021. The costs incurred by the Company were primarily recorded as Property, plant and equipment – net in the Consolidated Balance Sheets and were being depreciated over the expected life of the assets, while the reimbursement was recorded as deferred revenue in the Consolidated Balance Sheets and was being recognized as units were shipped.

In the third quarter of 2022, the Company was informed by the customer of its decision to discontinue further investment in commercializing its COVID-19 testing application. This event was deemed a triggering event, which required an interim impairment test be performed on the property, plant and equipment related to this contract, resulting in an impairment charge of $16.8 million that was recorded as Restructuring expenses and asset impairments in the Consolidated Statements of Income during the year ended December 31, 2022. In addition, the Company accelerated previously deferred revenue of $17.9 million related to units that are no longer expected to be shipped and recorded as Net sales in the Consolidated Statements of Income during the year ended December 31, 2022.

Pre-tax restructuring expenses and asset impairments by segment for the 2022 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
	(In millions)
Fluid & Metering Technologies	$1.9	$0.3	$0.5	$2.7
Health & Science Technologies	1.2	—	16.8	18.0
Fire & Safety/Diversified Products	1.7	—	0.1	1.8
Corporate/Other	0.3	—	—	0.3
Total restructuring costs	$5.1	$0.3	$17.4	$22.8

2021 Initiative

During the year ended year ended December 31, 2021, the Company incurred severance costs related to employee reductions. In addition, the Company consolidated certain facilities within the FMT segment which resulted in asset impairments of $0.8 million related to property, plant and equipment that was not relocated to the new locations.

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

Pre-tax restructuring expenses and asset impairments by segment for the 2020 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
	(In millions)
Fluid & Metering Technologies	$2.9	$0.2	$2.5	$5.6
Health & Science Technologies	2.7	—	—	2.7
Fire & Safety/Diversified Products	2.5	—	—	2.5
Corporate/Other	0.4	—	0.6	1.0
Total restructuring costs	$8.5	$0.2	$3.1	$11.8

Restructuring accruals reflected in Accrued expenses in the Company’s Consolidated Balance Sheets are as follows:

Restructuring Initiatives
(In millions)
Balance at January 1, 2021	$3.9
Restructuring expenses(1)	8.5
Payments, utilization and other	(9.6)
Balance at December 31, 2021	2.8
Restructuring expenses(2)	5.4
Payments, utilization and other	(6.8)
Balance at December 31, 2022	$1.4

(1) Excludes $0.8 million of asset impairments related to property, plant and equipment.
(2) Excludes $17.4 million of asset impairments related to property, plant and equipment.

16.    Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of stock options, restricted stock, performance share units and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2022 totaled 15.6 million, of which 2.0 million shares were available for future issuance.

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Income is consistent with classification of cash compensation for the same employees.

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

Weighted average option fair values and assumptions for the periods specified are as follows:

	Years Ended December 31,
	2022	2021	2020
Weighted average fair value of grants	$42.66	$38.88	$34.22
Dividend yield	1.14%	1.01%	1.15%
Volatility	25.23%	23.78%	22.04%
Risk-free interest rate	2.01%	0.12% - 1.54%	1.39% - 1.66%
Expected life (in years)	4.90	5.70	5.80

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

A summary of the Company’s stock option activity as of December 31, 2022, and changes during the year ended December 31, 2022 is presented as follows:

	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Stock Options
Outstanding at January 1, 2022	1,008,586	$147.60	6.97	$89.5
Granted	288,855	190.43
Exercised	(171,061)	112.67
Forfeited/Expired	(110,808)	186.25
Outstanding at December 31, 2022	1,015,572	$161.45	6.94	$67.9
Vested and expected to vest at December 31, 2022	982,705	$160.46	6.88	$66.7
Exercisable at December 31, 2022	489,720	$134.20	5.41	$46.1

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2022, 2021 and 2020 was $17.4 million, $21.4 million and $41.3 million, respectively. In 2022, 2021 and 2020, cash received from options exercised was $19.3 million, $19.7 million and $44.6 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $3.7 million, $4.5 million and $8.7 million, respectively.

Total compensation cost for stock options is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Cost of goods sold	$0.5	$0.5	$0.5
Selling, general and administrative expenses	8.7	8.0	7.6
Total expense before income taxes	9.2	8.5	8.1
Income tax benefit	(0.8)	(0.8)	(0.9)
Total expense after income taxes	$8.4	$7.7	$7.2

As of December 31, 2022, there was $8.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2022, and changes during the year ended December 31, 2022 is as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	107,475	$169.58
Granted	56,200	192.72
Vested	(30,786)	157.63
Forfeited	(28,507)	191.95
Unvested at December 31, 2022	104,382	$179.45

Total compensation cost for restricted stock is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Cost of goods sold	$0.3	$0.4	$0.3
Selling, general and administrative expenses	6.4	5.1	3.9
Total expense before income taxes	6.7	5.5	4.2
Income tax benefit	(1.2)	(1.1)	(0.9)
Total expense after income taxes	$5.5	$4.4	$3.3

As of December 31, 2022, there was $5.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2022, and changes during the year ended December 31, 2022 is as follows:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2022	57,949	$236.32
Granted	27,375	196.20
Vested	(20,676)	190.67
Forfeited	(7,292)	228.33
Unvested at December 31, 2022	57,356	$228.33

Total compensation cost for cash-settled restricted stock is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Cost of goods sold	$0.1	$0.7	$0.9
Selling, general and administrative expenses	2.6	4.3	3.7
Total expense before income taxes	2.7	5.0	4.6
Income tax benefit	(0.2)	(0.4)	(0.4)
Total expense after income taxes	$2.5	$4.6	$4.2

At December 31, 2022 and 2021, the Company has accrued $4.8 million and $5.9 million, respectively, for cash-settled restricted stock in Accrued expenses in the Consolidated Balance Sheets and has accrued $2.8 million and $2.8 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Consolidated Balance Sheets.

Performance Share Units

Beginning in 2013, the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of companies in the S&P 500 Index for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The Company’s performance share units are market condition awards, have been assessed at fair value on the date of grant using a Monte Carlo simulation model and are expensed ratably over the three-year term of the awards. The Company granted 31,370, 29,020 and 42,690 performance share units in 2022, 2021 and 2020, respectively.

Weighted average performance share unit fair values and assumptions for the period specified are as follows:

	Years Ended December 31,
	2022	2021	2020
Weighted average fair value of grants	$235.54	$247.49	$224.14
Dividend yield	—%	—%	—%
Volatility	28.09%	28.60%	19.50%
Risk-free interest rate	1.73%	0.33%	1.30%
Expected life (in years)	2.93	2.93	2.94

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

A summary of the Company’s performance share unit activity as of December 31, 2022, and changes during the year ended December 31, 2022, is as follows:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	52,025	$236.75
Granted	31,370	235.54
Vested(1)	—	—
Forfeited	(12,480)	235.88
Unvested at December 31, 2022	70,915	$236.66

(1) The performance period for the 2020 grants ended as of January 31, 2023. The 2020 grants achieved a 173% payout factor and the Company issued 31,334 common shares in February 2023 for awards that vested in 2023.

Total compensation cost for performance share units is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	6.0	6.4	2.6
Total expense before income taxes	6.0	6.4	2.6
Income tax benefit	(0.2)	(0.3)	(0.2)
Total expense after income taxes	$5.8	$6.1	$2.4

As of December 31, 2022, there was $3.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 0.9 years.

17. Other Comprehensive (Loss) Income

The components of Other comprehensive (loss) income are as follows:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In millions)
Cumulative translation adjustment	$(74.9)	$—	$(74.9)	$(75.6)	$—	$(75.6)
Pension and other postretirement adjustments
Net gain (loss) arising during the year	24.6	(6.7)	17.9	12.0	(2.9)	9.1
Amortization and settlement loss, net of curtailment gain	0.5	(0.1)	0.4	10.3	(2.4)	7.9
Pension and other postretirement adjustments	25.1	(6.8)	18.3	22.3	(5.3)	17.0
Reclassification adjustments for derivatives	—	—	—	3.3	(0.8)	2.5
Total other comprehensive loss	$(49.8)	$(6.8)	$(56.6)	$(50.0)	$(6.1)	$(56.1)

	For the Year Ended December 31, 2020
	Pre-tax	Tax	Net of tax
	(In millions)
Cumulative translation adjustment	$107.8	$—	$107.8
Pension and other postretirement adjustments
Net (loss) gain arising during the year	(1.5)	0.1	(1.4)
Amortization/recognition of settlement loss	2.9	(0.1)	2.8
Pension and other postretirement adjustments	1.4	—	1.4
Reclassification adjustments for derivatives	6.0	(1.4)	4.6
Total other comprehensive income (loss)	$115.2	$(1.4)	$113.8

The amounts reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income are summarized as follows:

	For the Year Ended December 31,
	2022	2021	2020	Income Statement Caption
	(In millions)
Pension and other postretirement plans:
Amortization of service cost	$0.5	$1.8	$2.9	Other (income) expense - net
Settlement loss recognized		10.5	—	Other (income) expense - net
Curtailment gain recognized		(2.0)	—	Other (income) expense - net
Total before tax	0.5	10.3	2.9
Provision for income taxes	(0.1)	(2.4)	(0.1)
Total net of tax	$0.4	$7.9	$2.8
Derivatives:
Reclassification adjustments	$—	$3.3	$6.0	Interest expense, Other (income) expense - net
Total before tax	—	3.3	6.0
Provision for income taxes	—	(0.8)	(1.4)
Total net of tax	$—	$2.5	$4.6

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

The IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was terminated in May 2020. As a result of the termination, the settlement threshold was reached in early 2020 and the Company recorded a settlement charge of $0.9 million in Other (income) expense - net in the Consolidated Statements of Income for the year ended December 31, 2020. The settlement also triggered the remeasurement of net periodic benefit cost resulting in a reduction of $1.0 million to Other (income) expense - net in the Consolidated Statements of Income for the year ended December 31, 2020 as a result of significant decreases in discount rates and strong asset performance in 2020.

During the year ended December 31, 2021, the Company settled its remaining obligations under the Plan through a combination of lump-sum payments to eligible participants who elected them, and through the purchase of annuities from Legal and General, an A rated third-party insurer. The Company recognized a net loss of $9.7 million, which was recorded within Other (income) expense - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement. As of December 31, 2021, the Plan had surplus assets of approximately $10.2 million, representing cash equivalents held in a trust. These plan assets were included in Other current assets on the Company’s Consolidated Balance Sheets. These plan assets were used to fund other retirement benefit plans and were fully depleted as of December 31, 2022.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2022 and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$10.6	$104.3	$94.0	$115.7	$23.6	$24.2
Service cost	0.1	1.8	0.1	2.0	0.7	0.7
Interest cost	0.2	1.0	0.3	0.7	0.5	0.4
Plan amendments	—	—	—	(0.5)	—	—
Benefits paid	(0.6)	(0.8)	(3.3)	(3.0)	(1.0)	(0.7)
Actuarial gain	(2.0)	(27.8)	(1.9)	(5.3)	(7.3)	(0.8)
Currency translation	—	(6.1)	—	(6.0)	(0.1)	—
Settlements	—	(0.1)	(78.6)	—	—	—
Curtailments	—	—	—	—	—	(0.2)
Acquisition/Divestiture	—	2.7	—	—	—	—
Other	—	0.7	—	0.7	—	—
Obligation at December 31	$8.3	$75.7	$10.6	$104.3	$16.4	$23.6
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$17.0	$46.1	$100.0	$42.2	$—	$—
Actual return on plan assets	(2.0)	(10.5)	(0.5)	4.2	—	—
Employer contributions	0.4	2.8	0.4	2.9	1.0	0.7
Benefits paid	(0.6)	(0.8)	(3.3)	(3.0)	(1.0)	(0.7)
Currency translation	—	(2.5)	—	(0.9)	—	—
Settlements	—	(0.1)	(78.6)	—	—	—
Acquisition/Divestiture	—	2.0	—	—	—	—
Other	(10.1)	0.8	(1.0)	0.7	—	—
Fair value of plan assets at December 31	$4.7	$37.8	$17.0	$46.1	$—	$—
Funded status at December 31	$(3.6)	$(37.9)	$6.4	$(58.2)	$(16.4)	$(23.6)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Other current assets	$—	$—	$10.2	$—	$—	$—
Other noncurrent assets	—	0.5	—	0.1	—	—
Current liabilities	(0.7)	(1.5)	(0.8)	(1.5)	(1.1)	(1.2)
Other noncurrent liabilities	(2.9)	(36.9)	(3.0)	(56.8)	(15.3)	(22.4)
Net asset (liability) at December 31	$(3.6)	$(37.9)	$6.4	$(58.2)	$(16.4)	$(23.6)

The pension benefits actuarial gain in 2022 was primarily driven by the increase in the discount rates from 2021 to 2022. The U.S. pension actuarial gain was partially offset by a small experience loss. The non-U.S. pension actuarial gain was partially offset by inflation-related and small experience losses recognized during the year.
The other benefits actuarial gain in 2022 was primarily driven by the increase in the discount rates from 2021 to 2022 with additional gains from updated participant data and claims experience, partially offset by updated trend assumptions for the U.S. plans.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $81.9 million and $110.7 million at December 31, 2022 and 2021, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.17%	2.52%	3.75%	1.25%	5.21%	2.70%
Rate of compensation increase	—%	—%	2.44%	2.31%	—%	—%
Cash balance interest credit rate	—%	—%	2.42%	1.00%	—%	—%

The pretax amounts recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheets as of December 31, 2022 and 2021 were as follows:

	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Prior service cost (credit)	$0.1	$(0.5)	$0.1	$(0.5)	$(0.4)	$(0.5)
Net loss (gain)	1.9	(5.5)	2.1	12.6	(9.9)	(3.0)
Total	$2.0	$(6.0)	$2.2	$12.1	$(10.3)	$(3.5)

The components of the net periodic cost (benefit) for the plans in 2022, 2021 and 2020 are as follows:

	Pension Benefits
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Service cost	$0.1	$1.8	$0.1	$2.0	$0.1	$2.2
Interest cost	0.2	1.0	0.3	0.7	1.3	1.1
Expected return on plan assets	(0.2)	(1.3)	(0.9)	(1.0)	(3.8)	(1.2)
Settlement loss recognized	—	—	10.5	—	0.9	(0.4)
Net amortization	0.3	0.6	0.4	2.1	1.2	1.7
Net periodic cost (benefit)	$0.4	$2.1	$10.4	$3.8	$(0.3)	$3.4

	Other Benefits
	2022	2021	2020
	(In millions)
Service cost	$0.7	$0.7	$0.6
Interest cost	0.5	0.4	0.6
Curtailment gain recognized	—	(2.0)	—
Net amortization	(0.5)	(0.6)	(0.5)
Net periodic cost (benefit)	$0.7	$(1.5)	$0.7

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Income depending on the functional area of the underlying employees included in the plans.

The assumptions used in determining the net periodic cost (benefit) were as follows:

	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Discount rate	2.52%	2.14%	Various*	1.25%	0.95%	1.33%
Expected return on plan assets	2.63%	2.40%	4.00%	2.87%	2.41%	3.00%
Rate of compensation increase	—%	—%	—%	2.31%	2.32%	2.29%

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

	Other Benefits
	2022	2021	2020
Discount rate	2.70%	2.20%	3.09%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	4.00%

The pretax change recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheet in 2022 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
	(In millions)
Net gain (loss) in current year	$(0.1)	$16.0	$7.3
Prior service cost	—	—	—
Amortization of prior service cost (credit)	0.3	(0.1)	(0.1)
Amortization of net loss (gain)	—	0.8	(0.3)
Exchange rate effect on amounts in other comprehensive income	—	1.4	(0.1)
Total	$0.2	$18.1	$6.8

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

Costs of defined contribution plans were $16.1 million, $12.8 million and $12.5 million for 2022, 2021 and 2020, respectively.

The Company, through its subsidiaries, participates in certain multi-employer pension plans covering approximately 216 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $0.8 million, $1.0 million, and $1.1 million for 2022, 2021 and 2020, respectively.

For measurement purposes, a 5.59% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022. The rate was assumed to decrease gradually each year to a rate of 4.00% for 2040, and remain at that level thereafter.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2022 and 2021, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Equity securities	9%	4%	13%	18%
Fixed income securities	84%	33%	19%	22%
Cash/Commingled Funds/Other (1)	7%	63%	68%	60%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2022 and 2021 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2022	(In millions)
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	2.5	—	2.5	—
International	2.5	0.8	1.7	—
Fixed Income
U.S. Intermediate	1.6	—	1.6	—
U.S. Long Term	3.8	—	3.8	—
U.S. High Yield	0.4	—	0.4	—
International	5.4	0.2	5.2	—
Other Commingled Funds(1)	23.7	—	—	23.7
Cash and Equivalents	1.0	0.4	0.6	—
Other	1.4	—	1.4	—
	$42.5	$1.6	$17.2	$23.7

(1)Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2021	(In millions)
Equity
U.S. Large Cap	$0.3	$0.3	$—	$—
U.S. Small / Mid Cap	4.6	—	4.6	—
International	4.2	1.0	3.2	—
Fixed Income
U.S. Intermediate	1.9	—	1.9	—
U.S. Long Term	5.4	—	5.4	—
U.S. High Yield	0.7	—	0.7	—
International	7.5	0.3	7.2	—
Other Commingled Funds(1)	23.7	—	—	23.7
Cash and Equivalents	12.1	11.0	1.1	—
Other	2.7	—	2.7	—
	$63.1	$12.6	$26.8	$23.7

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

The investment objective of the UK plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn a target return of UK Gilts plus approximately 3.1% per year. The general asset allocation guidelines for plan assets are that “equities” will constitute from 57% to 67% of the market value of total fund assets with a target of 62%, and “fixed income” obligations, including cash, will constitute from 33% to 43% with a target of 38%. The UK Plan also has a framework in place such that if the funding position (which is monitored daily) improves to a certain level, the asset allocation will switch out of equities into fixed income assets in order to lower the level of risk of the investments.

The term “equities” includes common stock, while the term “fixed income” includes obligations with contractual payments and a specific maturity date. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using an appointed professional independent advisor. As of December 31, 2022, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $3.9 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2023. The Company also expects to contribute approximately $16.2 million to its defined contribution plan and $12.1 million to its 401(k) savings plan in 2023 using cash on hand.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows:

Estimated Future Benefits
(In millions)
2023	$6.2
2024	6.0
2025	6.0
2026	6.2
2027	6.2
2028 to 2032	30.7
Total Estimated Future Benefit Payments	$61.3

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting appearing on page 39 of this report is incorporated into this Item 9A by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors”; “Board Committees”; and “Corporate Governance” in the 2023 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Information about Our Executive Officers.”

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

Item 11.        Executive Compensation.

Information under the heading “Executive Compensation” in the 2023 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Security Ownership” in the 2023 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plans as of December 31, 2022 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	1,216,910	$161.45	1,980,029
Equity compensations plans not approved by the Company’s stockholders	—	—	—

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information under the headings, “Corporate Governance” and “Board Committees” in the 2023 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.

Information under the heading “Principal Accountant Fees and Services” in the 2023 Proxy Statement is incorporated into this Item 14 by reference.

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

3.1
Restated Certificate of Incorporation of IDEX Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

3.2
Second Amended and Restated Bylaws of IDEX Corporation, effective as of October 24, 2022 (incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended September 30, 2022)

4.1
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed December 7, 2010)

4.2
Third Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of April 29, 2020, (as to 3.00% Senior Notes due 2030) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed April 29, 2020)

4.3
Fourth Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of May 28, 2021, (as to 2.625% Senior Notes due 2031) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed May 28, 2021)

4.4
Note Purchase Agreement, dated June 13, 2016, between IDEX Corporation and the Purchasers listed in Schedule A thereto (incorporated by reference in Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed June 15, 2016)

4.5	Description of Securities (incorporated by reference to Exhibit No. 4.5 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.1**
Revised and Restated IDEX Corporation Management Incentive Compensation Plan for Key Employees Effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX Corporation Form 8-K filed February 20, 2013)

10.2**
IDEX Corporation Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.3**
IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2003)

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

10.10**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled effective February 2015 (incorporated by reference to Exhibit No. 10.19 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.11**
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

10.16**
Letter Agreement between IDEX Corporation and William K. Grogan, dated December 30, 2016 (incorporated by reference to Exhibit 10.22 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2016)

10.17**
Amendment to Letter Agreement dated February 12, 2014, between IDEX Corporation and Eric D. Ashleman, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017)

10.18**
Amendment to Letter Agreement dated December 30, 2016, between IDEX Corporation and William K. Grogan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017)

10.19**
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

10.21**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors, effective February 2018 (incorporated by reference to Exhibit 10.28 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.22**
Form of IDEX Corporation Performance Share Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.29 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.23**
Form of IDEX Corporation Stock Option Agreement, effective February 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

Exhibit Number	Description

10.24**
Form of IDEX Corporation Stock Option Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.25**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.32 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.26**
Form of IDEX Corporation Restricted Stock Unit Award Agreement, effective December 2015 (incorporated by reference to Exhibit 10.33 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.27**
Form of IDEX Corporation Confidential Information, Work Product and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.28
Amended and Restated Credit Agreement, dated as of November 1, 2022, which amends and restates the Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., and Bank of China, Chicago Branch, as co-documentation agents and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of IDEX Corporation filed on November 2, 2022)

10.29**
IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2020 (incorporated by reference to Exhibit 10.35 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.30**
Letter Agreement between IDEX Corporation and Melissa S. Flores, dated as of January 7, 2021 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2022)

10.31*, **	Letter Agreement between IDEX Corporation and Lisa M. Anderson, dated as of February 16, 2022

10.32*, **	Letter Agreement between IDEX Corporation and Melissa Aquino, dated as of September 2, 2022

10.33*, **	Letter Agreement between IDEX Corporation’s subsidiary Fast & Fluid Management B.V. and Marc Uleman, dated as of June 15, 2020

10.34*, **	Addendum to Letter Agreement dated June 15, 2020, between IDEX Corporation’s subsidiary Fast & Fluid Management B.V. and Marc Uleman, dated as of October 4, 2022

*21	Subsidiaries of IDEX

*23	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*,****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the three years ended December 31, 2022, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, (iv) the Consolidated Statements of Equity for the three years ended December 31, 2022, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2022, and (vi) Notes to the Consolidated Financial Statements.

*,****104	Cover Page Interactive Data File (Formatted Inline XBRL and contained in Exhibit 101)

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

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC D. ASHLEMAN	Chief Executive Officer, President and Director (Principal Executive Officer)
Eric D. Ashleman		February 23, 2023

/s/ WILLIAM K. GROGAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William K. Grogan		February 23, 2023

/s/ ALLISON S. LAUSAS	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allison S. Lausas		February 23, 2023

/s/ MARK A. BECK	Director
Mark A. Beck		February 23, 2023

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 23, 2023

/s/ ALEJANDRO QUIROZ CENTENO	Director
Alejandro Quiroz Centeno		February 23, 2023

/s/ CARL R. CHRISTENSON	Director
Carl R. Christenson		February 23, 2023

/s/ LAKECIA N. GUNTER	Director
Lakecia N. Gunter		February 23, 2023

/s/ KATRINA L. HELMKAMP	Non-Executive Chairman of the Board and Director
Katrina L. Helmkamp		February 23, 2023

/s/ DAVID C. PARRY	Director
David C. Parry		February 23, 2023

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 23, 2023

/s/ L. PARIS WATTS-STANFIELD	Director
L. Paris Watts-Stanfield		February 23, 2023