Form 10-Q
period 2023-03-31
IDEX CORP /DE/
filed 2023-04-27
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 21, 2023: 75,576,366.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$510.7	$430.2
Receivables, less allowance for credit losses of $7.9 and $8.0, respectively	446.5	442.8
Inventories	497.6	470.9
Other current assets	69.7	55.4
Total current assets	1,524.5	1,399.3
Property, plant and equipment, net of accumulated depreciation of $528.5 and $516.7, respectively	397.0	382.1
Goodwill	2,657.9	2,638.1
Intangible assets - net	933.5	947.8
Other noncurrent assets	145.1	144.6
Total assets	$5,658.0	$5,511.9
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$216.0	$208.9
Accrued expenses	275.9	289.1
Dividends payable	—	45.6
Total current liabilities	491.9	543.6
Long-term borrowings	1,470.7	1,468.7
Deferred income taxes	267.3	264.2
Other noncurrent liabilities	198.6	195.8
Total liabilities	2,428.5	2,472.3
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,069,559 shares at March 31, 2023 and 90,064,988 shares at December 31, 2022	0.9	0.9
Additional paid-in capital	830.0	817.2
Retained earnings	3,671.5	3,531.7
Treasury stock at cost: 14,386,036 shares at March 31, 2023 and 14,451,032 shares at December 31, 2022	(1,184.0)	(1,184.3)
Accumulated other comprehensive loss	(89.2)	(126.2)
Total shareholders’ equity	3,229.2	3,039.3
Noncontrolling interest	0.3	0.3
Total equity	3,229.5	3,039.6
Total liabilities and equity	$5,658.0	$5,511.9
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$845.4	$751.1
Cost of sales	462.9	408.6
Gross profit	382.5	342.5
Selling, general and administrative expenses	189.7	154.3
Restructuring expenses and asset impairments	0.5	0.6
Operating income	192.3	187.6
Other (income) expense - net	(0.6)	(2.3)
Interest expense	13.1	9.5
Income before income taxes	179.8	180.4
Provision for income taxes	40.0	40.5
Net income	139.8	139.9
Net loss attributable to noncontrolling interest	—	0.1
Net income attributable to IDEX	$139.8	$140.0

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.85	$1.84
Diluted earnings per common share attributable to IDEX	$1.84	$1.83

Share data:
Basic weighted average common shares outstanding	75.6	76.1
Diluted weighted average common shares outstanding	75.9	76.4
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$139.8	$139.9
Other comprehensive income (loss):
Pension and other postretirement adjustments, net of tax	0.4	0.6
Cumulative translation adjustment	36.6	(19.5)
Other comprehensive income (loss)	37.0	(18.9)
Comprehensive income	176.8	121.0
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive income attributable to IDEX	$176.8	$121.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$818.1	$3,531.7	$(137.1)	$10.9	$(1,184.3)	$3,039.3	$0.3	$3,039.6
Net income	—	139.8	—	—	—	139.8	—	139.8
Cumulative translation adjustment	—	—	36.6	—	—	36.6	—	36.6
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.4	—	0.4	—	0.4
Issuance of 84,666 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.8)	—	—	—	—	4.7	4.7	—	4.7
Shares surrendered for tax withholding	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Share-based compensation	12.8	—	—	—	—	12.8	—	12.8
Balance, March 31, 2023	$830.9	$3,671.5	$(100.5)	$11.3	$(1,184.0)	$3,229.2	$0.3	$3,229.5

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	140.0	—	—	—	140.0	(0.1)	139.9
Cumulative translation adjustment	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 73,755 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.7)	—	—	—	—	1.4	1.4	—	1.4
Repurchase of 147,500 shares of common stock	—	—	—	—	(28.3)	(28.3)	—	(28.3)
Shares surrendered for tax withholding	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Share-based compensation	6.6	—	—	—	—	6.6	—	6.6
Balance, March 31, 2022	$803.1	$3,266.5	$(81.7)	$(6.8)	$(1,082.1)	$2,899.0	$(0.1)	$2,898.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$139.8	$139.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(0.2)	(2.7)
Depreciation	12.8	12.2
Amortization of intangible assets	23.6	15.3
Amortization of debt issuance expenses	0.4	0.4
Share-based compensation expense	12.8	6.6
Deferred income taxes	(0.2)	1.0
Changes in (net of the effect from acquisitions and foreign exchange):
Receivables	(0.7)	(49.0)
Inventories	(23.3)	(50.2)
Other current assets	(11.1)	(12.7)
Trade accounts payable	7.6	28.1
Deferred revenue	10.2	6.4
Accrued expenses	(24.9)	(16.3)
Other - net	1.1	0.7
Net cash flows provided by operating activities	147.9	79.7
Cash flows from investing activities
Purchases of property, plant and equipment	(26.6)	(16.1)
Acquisition of businesses, net of cash acquired	—	(114.7)
Proceeds from disposal of fixed assets	0.9	6.5
Purchase of marketable securities	(3.2)	—
Other - net	(0.3)	(0.1)
Net cash flows used in investing activities	(29.2)	(124.4)
Cash flows from financing activities
Dividends paid	(45.5)	(41.4)
Proceeds from stock option exercises	4.7	1.4
Repurchases of common stock	—	(26.3)
Shares surrendered for tax withholding	(4.4)	(4.9)
Other - net	—	(0.1)
Net cash flows used in financing activities	(45.2)	(71.3)
Effect of exchange rate changes on cash and cash equivalents	7.0	(6.2)
Net increase (decrease) in cash and cash equivalents	80.5	(122.2)
Cash and cash equivalents at beginning of year	430.2	855.4
Cash and cash equivalents at end of period	$510.7	$733.2

Supplemental cash flow information
Cash paid for:
Interest	$4.1	$0.4
Income taxes	20.7	15.4

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. The Company adopted this standard on a prospective basis for the annual and interim periods beginning January 1, 2023. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.    Acquisitions

All of the Company’s acquisitions of businesses have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The results of operations of Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) (acquired February 28, 2022), KZ CO. (“KZValve”) (acquired May 2, 2022) and Muon B.V. and its subsidiaries (“Muon Group”) (acquired November 18, 2022) have been included in the Company’s Condensed Consolidated Financial Statements since the respective dates of acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Condensed Consolidated Financial Statements individually or in the aggregate.

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight in a partial stock and asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the Fluid & Metering Technologies (“FMT”) segment. Nexsight was acquired for cash consideration of $112.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $54.7 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

The Company finalized the allocation of the purchase price for the Nexsight acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Total
Current assets, net of cash acquired	$16.6
Property, plant and equipment	2.0
Goodwill	54.7
Intangible assets	49.8
Other noncurrent assets	4.3
Total assets acquired	127.4
Current liabilities	(9.2)
Deferred income taxes	(1.9)
Other noncurrent liabilities	(3.8)
Net assets acquired	$112.5

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

Muon Group

On November 18, 2022, the Company acquired the stock of Muon Group. Muon Group manufactures highly precise flowpaths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. Muon Group maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset, United Kingdom and Pune, India and operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies (“HST”) segment. Muon Group was acquired for cash consideration of $713.0 million. The purchase price was funded with $342.6 million of cash on hand, $170.4 million of proceeds from the Company's Revolving Credit Facility and $200.0 million of proceeds from the Company's Term Facility. Goodwill and intangible assets recognized as part of this transaction were $393.0 million and $319.1 million, respectively. The goodwill is not deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Total
Current assets, net of cash acquired	$52.5
Property, plant and equipment	59.1
Goodwill	393.0
Intangible assets	319.1
Other noncurrent assets	9.6
Total assets acquired	833.3
Current liabilities	(25.5)
Deferred income taxes	(83.9)
Other noncurrent liabilities	(10.9)
Net assets acquired	$713.0

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

The Company incurred $1.1 million and $0.9 million of acquisition-related costs during the three months ended March 31, 2023 and 2022, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

3.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries. FMT application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined and alternative fuels and water and wastewater), energy, chemical processing, agriculture, food and beverage, semiconductor, pulp and paper, automotive/transportation, plastics and resins, electronics and electrical, construction and mining, pharmaceutical and biopharmaceutical, machinery and numerous other specialty niche markets.

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

	Three Months Ended March 31,
	2023	2022
Net sales
Fluid & Metering Technologies
External customers	$321.1	$271.9
Intersegment sales	0.7	0.1
Total segment sales	321.8	272.0
Health & Science Technologies
External customers	350.3	314.6
Intersegment sales	0.7	0.6
Total segment sales	351.0	315.2
Fire & Safety/Diversified Products
External customers	174.0	164.6
Intersegment sales	0.4	0.1
Total segment sales	174.4	164.7
Intersegment eliminations	(1.8)	(0.8)
Net sales	$845.4	$751.1
ADJUSTED EBITDA
Fluid & Metering Technologies	$106.2	$88.4
Health & Science Technologies	100.7	99.8
Fire & Safety/Diversified Products	49.7	44.4
Segment Adjusted EBITDA	256.6	232.6
Corporate and other	(26.8)	(17.9)
Adjusted EBITDA	229.8	214.7
- Interest expense	13.1	9.5
- Depreciation	12.8	12.2
- Amortization	23.6	15.3
- Restructuring expenses and asset impairments	0.5	—
+ Gains on sales of asset	—	2.7
Income before income taxes	$179.8	$180.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Fluid & Metering Technologies	$1,720.9	$1,676.9
Health & Science Technologies	2,960.9	2,931.1
Fire & Safety/Diversified Products	787.3	771.8
Corporate and other	188.9	132.1
Total assets	$5,658.0	$5,511.9

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

Revenue by reporting unit for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Pumps	$105.1	$97.4
Water	94.1	64.4
Energy	50.7	48.3
Agriculture	38.6	32.3
Valves	33.3	29.6
Intersegment elimination	(0.7)	(0.1)
Fluid & Metering Technologies	321.1	271.9
Scientific Fluidics & Optics	178.6	141.2
Performance Pneumatic Technologies	69.4	62.0
Sealing Solutions	64.7	70.2
Material Processing Technologies	27.7	33.7
Micropump	10.6	8.1
Intersegment elimination	(0.7)	(0.6)
Health & Science Technologies	350.3	314.6
Fire & Safety	106.2	95.7
Dispensing	36.2	41.6
BAND-IT	32.0	27.4
Intersegment elimination	(0.4)	(0.1)
Fire & Safety/Diversified Products	174.0	164.6
Net sales	$845.4	$751.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31, 2023
	FMT	HST	FSDP	IDEX
U.S.	$176.8	$149.6	$89.4	$415.8
North America, excluding U.S.	19.4	5.2	8.5	33.1
Europe	59.2	120.9	44.7	224.8
Asia	45.1	66.6	23.4	135.1
Other (1)	21.3	8.7	8.4	38.4
Intersegment elimination	(0.7)	(0.7)	(0.4)	(1.8)
Net sales	$321.1	$350.3	$174.0	$845.4

	Three Months Ended March 31, 2022
	FMT	HST	FSDP	IDEX
U.S.	$150.0	$152.0	$76.5	$378.5
North America, excluding U.S.	17.3	7.5	10.9	35.7
Europe	48.7	91.3	45.0	185.0
Asia	36.5	58.8	23.4	118.7
Other (1)	19.5	5.6	8.9	34.0
Intersegment elimination	(0.1)	(0.6)	(0.1)	(0.8)
Net sales	$271.9	$314.6	$164.6	$751.1

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 96% of total revenues in both the three months ended March 31, 2023 and 2022. Revenue from products and services transferred to customers over time approximated 4% of total revenues in both the three months ended March 31, 2023 and 2022.

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on the Condensed Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost- to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to invoice in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The composition of customer receivables was as follows:

	March 31, 2023	December 31, 2022
Billed receivables	$428.5	$421.3
Unbilled receivables	10.2	10.0
Total customer receivables	$438.7	$431.3

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

The composition of deferred revenue was as follows:

	March 31, 2023	December 31, 2022
Deferred revenue - current	$55.4	$44.7
Deferred revenue - noncurrent	14.5	15.0
Total deferred revenue	$69.9	$59.7

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2023	2022
Basic weighted average common shares outstanding	75.6	76.1
Dilutive effect of stock options, restricted stock and performance share units	0.3	0.3
Diluted weighted average common shares outstanding	75.9	76.4

Options to purchase approximately 0.2 million and 0.5 million shares of common stock for the three months ended March 31, 2023 and 2022, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

6.    Inventories

The components of inventories as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023	December 31, 2022
Raw materials and component parts	$303.8	$301.2
Work in process	54.9	54.3
Finished goods	138.9	115.4
Total inventories	$497.6	$470.9

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2023, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$800.9	$1,644.8	$393.0	$2,838.7
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2023	780.2	1,495.0	362.9	2,638.1
Foreign currency translation	2.8	14.0	3.0	19.8
Acquisition adjustments	(1.8)	1.8	—	—
Balance at March 31, 2023	$781.2	$1,510.8	$365.9	$2,657.9

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2023, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2022, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2023 and December 31, 2022:

	At March 31, 2023				At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.9	$(1.9)	$1.0	12	$2.9	$(1.8)	$1.1
Trade names	188.4	(75.5)	112.9	15	186.5	(71.4)	115.1
Customer relationships	774.7	(196.6)	578.1	13	772.2	(184.9)	587.3
Unpatented technology	206.1	(59.3)	146.8	12	207.1	(57.8)	149.3
Software	4.9	(1.1)	3.8	5	4.8	(0.7)	4.1
Total amortized intangible assets	1,177.0	(334.4)	842.6		1,173.5	(316.6)	856.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,267.9	$(334.4)	$933.5		$1,264.4	$(316.6)	$947.8

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2022, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first three months of 2023, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $23.6 million and $15.3 million for the three months ended March 31, 2023 and 2022, respectively. Based on the intangible asset balances as of March 31, 2023, expected amortization expense for the remaining nine months of 2023 and for the years 2024 through 2027 is as follows:

Maturity of Intangible Assets	Estimated Amortization
2023 (excluding the three months ended March 31, 2023)	$68.8
2024	87.6
2025	86.2
2026	84.5
2027	80.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
8.    Accrued Expenses

The components of accrued expenses as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023	December 31, 2022
Payroll and related items	$79.2	$102.7
Management incentive compensation	6.0	26.4
Income taxes payable	45.6	30.2
Insurance	11.0	11.2
Warranty	8.2	8.1
Deferred revenue	55.4	44.7
Lease liability	21.9	21.6
Restructuring	1.3	1.4
Accrued interest	14.0	5.5
Pension and retiree medical obligations	3.3	3.3
Other	30.0	34.0
Total accrued expenses	$275.9	$289.1

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023	December 31, 2022
Pension and retiree medical obligations	$55.2	$55.1
Transition tax payable	9.1	9.1
Deferred revenue	14.5	15.0
Lease liability	99.3	96.6
Other	20.5	20.0
Total other noncurrent liabilities	$198.6	$195.8

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
10.    Borrowings

Borrowings at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
3.20% Senior Notes, due June 2023(1)	$100.0	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million Revolving Credit Facility, due November 2027(2)	79.4	77.7
$200.0 million Term Facility, due November 2027(3)	200.0	200.0
Other borrowings	0.1	0.1
Total borrowings	1,479.5	1,477.8
Less current portion	—	—
Less deferred debt issuance costs	7.6	7.9
Less unaccreted debt discount	1.2	1.2
Long-term borrowings	$1,470.7	$1,468.7

(1) As of March 31, 2023, the $100.0 million 3.20% Senior Notes, due in June 2023, have not been classified as Short-term borrowings on the Condensed Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay these Notes using the available borrowing capacity of the Revolving Credit Facility, due November 2027. As a result, the 3.20% Senior Notes remain classified as Long-term borrowings on the Condensed Consolidated Balance Sheets as of March 31, 2023.

(2) At March 31, 2023, there was $79.4 million outstanding under the Revolving Credit Facility with an interest rate of 3.32% and $7.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Credit Facility of approximately $713.1 million.

(3) The $200.0 million outstanding under the Term Facility bears an interest rate of 5.83%.

At March 31, 2023, the Company was in compliance with covenants contained in the credit agreement associated with the Revolving Credit Facility as well as other long-term debt agreements.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2023 and December 31, 2022:

	Basis of Fair Value Measurements
	Balance at March 31, 2023	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$8.1	$8.1	$—	$—
Available-for-sale securities - equities(2)	3.2	3.2	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$7.5	$7.5	$—	$—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.

(2) At March 31, 2023, the securities are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2023 or the year ended December 31, 2022.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. At March 31, 2023 and December 31, 2022, the fair value of the outstanding indebtedness described in Note 10 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,347.8 million and $1,328.7 million, respectively, compared to the carrying value of $1,478.3 million and $1,476.6 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 was as follows:

	Balance Sheet Caption	March 31, 2023	December 31, 2022
Right-of-Use (“ROU”) Assets:
Building ROU assets - net - operating	Other noncurrent assets	$108.3	$104.4
Equipment ROU assets - net - operating	Other noncurrent assets	5.2	5.6
Equipment ROU assets - net - financing	Property, plant and equipment	5.9	6.1
Total ROU assets - net		$119.4	$116.1
Lease Liabilities:
Current lease liabilities	Accrued expenses	$21.9	$21.6
Noncurrent lease liabilities	Other noncurrent liabilities	99.3	96.6
Total lease liabilities		$121.2	$118.2

The components of lease cost for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Fixed lease cost (1)	$8.2	$7.4
Variable lease cost	0.7	0.4
Total lease cost	$8.9	$7.8

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$8.4	$7.4
Right-of-use assets obtained in exchange for new lease liabilities	9.0	8.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Other supplemental information related to leases as of March 31, 2023 and December 31, 2022 was as follows:

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases - building and equipment	7.39	7.43
Operating leases - vehicles	2.20	2.14
Financing leases - equipment	2.26	2.05
Weighted-average discount rate:
Operating leases - building and equipment	3.56%	3.41%
Operating leases - vehicles	2.29%	1.70%
Financing leases - equipment	4.16%	4.48%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at March 31, 2023 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$19.3
2024	19.7
2025	22.5
2026	17.8
2027	14.2
Thereafter	48.2
Total lease payments	141.7
Less: Imputed interest	(20.5)
Present value of lease liabilities	$121.2

13.    Restructuring Expenses and Asset Impairments

From time to time, the Company incurs costs to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. These costs include severance costs, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2023 Initiative

During the three months ended March 31, 2023, the Company incurred severance costs related to employee reductions.

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2023 were as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2023
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.1	$—	$—	$0.1
Health & Science Technologies	0.3	—	—	0.3
Fire & Safety/Diversified Products	0.1	—	—	0.1
Corporate/Other	—	—	—	—
Restructuring expenses and asset impairments	$0.5	$—	$—	$0.5

2022 Initiative

During the three months ended March 31, 2022, the Company incurred severance costs related to employee reductions.

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.3	$—	$—	$0.3
Health & Science Technologies	0.1	—	—	0.1
Fire & Safety/Diversified Products	—	—	—	—
Corporate/Other	0.2	—	—	0.2
Restructuring expenses and asset impairments	$0.6	$—	$—	$0.6

Restructuring accruals reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2023	$1.4
Restructuring expenses	0.5
Payments, utilization and other	(0.6)
Balance at March 31, 2023	$1.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
14.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$36.6	$—	$36.6	$(19.5)	$—	$(19.5)
Pension and other postretirement adjustments	0.6	(0.2)	0.4	0.8	(0.2)	0.6
Total other comprehensive income (loss)	$37.2	$(0.2)	$37.0	$(18.7)	$(0.2)	$(18.9)

The amounts reclassified from Accumulated other comprehensive loss to Net income during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$0.6	$0.8	Other (income) expense - net
Total before tax	0.6	0.8
Provision for income taxes	(0.2)	(0.2)
Total net of tax	$0.4	$0.6

15.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Credit Facility. There were no share repurchases during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repurchased a total of 147,500 shares at a cost of $28.3 million, of which $2.0 million was settled in April 2022. As of March 31, 2023, the amount of share repurchase authorization remaining was $563.8 million.

16.   Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Income is consistent with the classification of cash compensation for the same employees.

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Weighted average fair value of grants	$60.80	$41.66
Dividend yield	1.06%	1.14%
Volatility	27.19%	25.15%
Risk-free interest rate	4.12%	1.83%
Expected life (in years)	4.50	4.90

Total compensation cost for stock options is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$0.3	$0.3
Selling, general and administrative expenses(1)	5.7	3.1
Total expense before income taxes	6.0	3.4
Income tax benefit	(0.4)	(0.3)
Total expense after income taxes	$5.6	$3.1

(1) The three months ended March 31, 2023 includes an additional $2.4 million of accelerated stock compensation costs for retiree eligible participants as compared with the same period in 2022.

A summary of the Company’s stock option activity as of March 31, 2023 and changes during the three months ended March 31, 2023 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Outstanding at January 1, 2023	1,015,572	$161.45	6.94	$67.9
Granted	208,305	225.71
Exercised	(33,460)	141.19
Forfeited	(8,491)	196.25
Outstanding at March 31, 2023	1,181,926	$173.10	7.28	$68.5
Vested and expected to vest as of March 31, 2023	1,130,292	$171.52	7.20	$67.3
Exercisable at March 31, 2023	639,677	$146.97	5.88	$53.8

As of March 31, 2023, there was $13.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of March 31, 2023 and changes during the three months ended March 31, 2023 are presented in the following table:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	104,382	$179.45
Granted	25,595	225.73
Vested	(16,905)	171.67
Forfeited	(3,430)	204.03
Unvested at March 31, 2023	109,642	$190.69

Total compensation cost for restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$0.2	$0.2
Selling, general and administrative expenses	1.4	1.6
Total expense before income taxes	1.6	1.8
Income tax benefit	(0.3)	(0.4)
Total expense after income taxes	$1.3	$1.4

As of March 31, 2023, there was $9.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2023 and changes during the three months ended March 31, 2023 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2023	57,356	$228.33
Granted	19,755	225.66
Vested	(14,300)	230.78
Forfeited	(1,265)	231.03
Unvested at March 31, 2023	61,546	$231.03

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Total compensation cost for cash-settled restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$0.1	$(0.1)
Selling, general and administrative expenses	1.0	0.5
Total expense before income taxes	1.1	0.4
Income tax benefit	—	—
Total expense after income taxes	$1.1	$0.4

As of March 31, 2023, there was $7.0 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three Months Ended March 31,
	2023	2022
Weighted average fair value of grants	$308.18	$235.54
Dividend yield	—%	—%
Volatility	27.00%	28.09%
Risk-free interest rate	4.37%	1.73%
Expected life (in years)	2.94	2.93

A summary of the Company’s performance share unit activity as of March 31, 2023 and changes during the three months ended March 31, 2023 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	70,915	$236.66
Granted	28,030	308.18
Vested	(18,105)	226.86
Forfeited	(1,725)	261.13
Unvested at March 31, 2023	79,115	$264.89

On January 31, 2023, 18,105 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended January 31, 2023, the Company achieved a 173% payout factor and issued 31,334 common shares in February 2023 for awards that vested in 2023.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Total compensation cost for performance share units is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$—	$—
Selling, general and administrative expenses(1)	5.2	1.3
Total expense before income taxes	5.2	1.3
Income tax benefit	(0.1)	(0.1)
Total expense after income taxes	$5.1	$1.2

(1) The three months ended March 31, 2023 includes an additional $3.4 million of accelerated stock compensation costs for retiree eligible participants as compared with the same period in 2022.

As of March 31, 2023, there was $5.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

17.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other post-retirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.3	$—	$0.5
Interest cost	0.1	0.7	0.1	0.2
Expected return on plan assets	(0.1)	(0.4)	(0.1)	(0.3)
Net amortization	0.1	(0.2)	0.1	0.2
Net periodic cost	$0.1	$0.4	$0.1	$0.6

	Other Postretirement Benefits
	Three Months Ended March 31,
	2023	2022
Service cost	$0.1	$0.2
Interest cost	0.2	0.1
Net amortization	(0.2)	(0.1)
Net periodic cost	$0.1	$0.2

The Company expects to contribute approximately $3.9 million to its defined benefit plans and $1.1 million to its other post-retirement benefit plans in 2023. During the first three months of 2023, the Company contributed a total of $1.3 million to fund these plans.

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

19.   Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $40.0 million for the three months ended March 31, 2023 from $40.5 million during the same period in 2022. The effective tax rate of 22.2% for the three months ended March 31, 2023 was relatively consistent with 22.4% during the same period in 2022.

20.    Subsequent Events

On April 25, 2023, the Company entered into a definitive agreement to acquire Iridian Spectral Technologies ("Iridian") for cash consideration of 150.0 million Canadian dollars, subject to customary post-closing adjustments. With annual sales of 34 million Canadian dollars in 2022, Iridian is a leader in custom optical filter solutions serving the space, life science and telecommunications markets. Iridian complements and expands upon the solutions provided by our Scientific Fluidics & Optics businesses within the HST segment. The Company expects to close the transaction by the end of the second quarter of 2023, subject to customary closing conditions.

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

This discussion also includes certain non-GAAP financial measures that have been defined and reconciled to their most directly comparable measures that are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) later in this Item under the headings “Non-GAAP Disclosures” and “Free Cash Flow.” This discussion also includes Operating working capital, which has been defined later in this Item under the heading “Liquidity and Capital Resources.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

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

Select key financial results for the three months ended March 31, 2023 when compared to the same period in the prior year are as follows:

•Sales of $845.4 million increased 13%; organic sales were up 6%.
•Net income of $139.8 million was flat; Net income margin of 16.5% decreased 210 basis points.
•Diluted EPS attributable to IDEX of $1.84 increased $0.01, or 1%; Adjusted diluted EPS attributable to IDEX of $2.09 increased $0.13, or 7%.
•Adjusted EBITDA of $229.8 million increased 7%; Adjusted EBITDA margin of 27.2% decreased 140 basis points.
•Cash flows provided by operating activities of $147.9 million were up 86% due to lower investments in working capital in 2023 as compared with 2022. Free cash flow included higher capital expenditures and was $121.3 million, up 91%, and constituted 76% of adjusted net income attributable to IDEX.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

	Three Months Ended March 31,		Change
(Dollars in millions, except per share amounts)	2023	2022	$	% / bps
Net sales	$845.4	$751.1	$94.3	13%
Cost of sales	462.9	408.6	54.3	13%
Gross profit	382.5	342.5	40.0	12%
Gross margin	45.2%	45.6%	n/a	(40) bps
Selling, general and administrative expenses	189.7	154.3	35.4	23%
Restructuring expenses and asset impairments	0.5	0.6	(0.1)	(17%)
Operating income	192.3	187.6	4.7	3%
Other (income) expense - net	(0.6)	(2.3)	1.7	(74%)
Interest expense	13.1	9.5	3.6	38%
Income before income taxes	179.8	180.4	(0.6)	—%
Provision for income taxes	40.0	40.5	(0.5)	(1%)
Effective tax rate	22.2%	22.4%	n/a	(20) bps
Net income attributable to IDEX	$139.8	$140.0	$(0.2)	—%
Diluted earnings per common share attributable to IDEX	$1.84	$1.83	$0.01	1%

Net Sales

Sales for the three months ended March 31, 2023 increased 13%, reflecting a 6% increase in organic sales, a 9% increase from acquisitions (Muon Group - November 2022, KZValve - May 2022 and Nexsight - February 2022) net of divestitures (Knight - September 2022) and a 2% unfavorable impact from foreign currency translation. Sales increased 10% domestically and 15% internationally, and sales to customers outside the U.S. were approximately 51% of total sales in the first quarter of 2023 compared with 50% during the same period in 2022.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 increased due to acquisitions, net of divestitures, inflation, higher sales volume and employee-related costs and unfavorable mix, partially offset by a favorable impact from foreign currency translation.

Gross Profit and Gross Margin

Gross profit and Gross margin were both positively impacted by favorable productivity and price/cost, partially offset by unfavorable mix, largely centered in HST, and employee-related inflation. While acquisitions also positively impacted Gross profit, they resulted in a dilutive impact to overall Gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the impact from acquisitions, including amortization, increases in employee-related costs, which includes an additional $5.8 million of accelerated stock compensation costs for retiree eligible participants, and higher discretionary spending both as compared with the same period in 2022.

Other (Income) Expense - Net

Other (income) expense - net was $0.6 million of income in the first quarter of 2023 compared to $2.3 million of income during the same period in 2022. The decrease was primarily due to $2.5 million of lower gains on the sale of assets and $1.7 million of higher foreign currency transaction losses as compared to the prior year period, partially offset by $1.6 million of gains on trading securities and $0.6 million of higher interest income in the current year period.

Interest Expense

Interest expense for the three months ended March 31, 2023 increased compared to the same period in 2022 due to the borrowings incurred under the Revolving Credit Facility and the Term Facility in connection with the Muon Group acquisition in November 2022.

Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $40.0 million for the three months ended March 31, 2023 from $40.5 million during the same period in 2022. The effective tax rate of 22.2% for the three months ended March 31, 2023 was relatively consistent with the effective tax rate of 22.4% during the same period in 2022.

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 3 in the Notes to Condensed Consolidated Financial Statements.

Within its three reportable segments, the Company maintains 13 reporting units where the Company focuses on organic growth and strategic acquisitions. Management’s primary measurements of segment performance are sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

FMT	HST	FSDP

Pumps	Scientific Fluidics & Optics	Fire & Safety
Water	Sealing Solutions	Dispensing
Energy	Performance Pneumatic Technologies	BAND-IT
Valves	Material Processing Technologies
Agriculture	Micropump

The table below illustrates the percentages of the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	FMT	HST	FSDP	IDEX
Net Sales	38%	41%	21%	100%
Adjusted EBITDA(1)	42%	39%	19%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $26.8 million for the three months ended March 31, 2023.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Net sales	$321.8	$272.0	18%	9%	11%	(2%)	18%
Adjusted EBITDA	106.2	88.4	20%	14%	8%	(2%)	20%
Adjusted EBITDA margin	33.0%	32.5%	50 bps	150 bps	(100) bps	—	50 bps

(1) Acquisitions included KZValve in May 2022 and Nexsight in February 2022. Divestitures included Knight in September 2022.

•Sales increased 18% domestically and 19% internationally. Sales to customers outside the U.S. were approximately 45% of total segment sales in both the first quarter of 2023 and the same period in 2022.
•The change in organic sales was attributed to increases in the following:
◦Pumps reporting unit due to price capture and steady demand in the industrial market;
◦Water reporting unit due to strength in the municipal water market, price capture and backlog execution;
◦Valves reporting unit due to strong demand in China and the Middle East; and
◦Energy reporting unit due to favorable demand in the mobile fuel markets as well as price capture.
These increases were partially offset by a decrease in the Agriculture reporting unit due to higher distribution inventory levels and bad weather delaying the planting season.
•Adjusted EBITDA margin of 33.0% increased 50 basis points compared with 32.5% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 150 basis points due to strong price/cost, favorable productivity and higher volume leverage, partially offset by increases in employee-related costs and discretionary spending.
◦Acquisitions negatively impacted Adjusted EBITDA margin by 100 basis points due to the dilutive impact of acquisitions on overall FMT Adjusted EBITDA margin.

Health & Science Technologies Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Net sales	$351.0	$315.2	11%	3%	11%	(3%)	11%
Adjusted EBITDA	100.7	99.8	1%	(7%)	10%	(2%)	1%
Adjusted EBITDA margin	28.7%	31.7%	(300) bps	(330) bps	20 bps	10 bps	(300) bps

(1) Acquisitions included Muon Group in November 2022.

•Sales decreased 2% domestically and increased 23% internationally. Sales to customers outside the U.S. were approximately 57% of total segment sales in the first quarter of 2023 compared with 52% during the same period in 2022.
•The change in organic sales was attributed to increases in the following:
◦Performance Pneumatics Technologies reporting unit due to strong targeted growth performance tied to fuel cells and increased China ventilator sales; and
◦Scientific Fluidics & Optics reporting unit due to strong Next Gen Sequencing instrument demand, satellite broadband targeted growth initiatives and price capture, partially offset by lower demand from Analytical Instrumentation and Life Science original equipment manufacturers due to customer inventory recalibration, softness in the semiconductor market and the non-repeat of revenues from a COVID-19 testing application in the prior year.
These increases were partially offset by decreases in the following:
◦Sealing Solutions reporting unit due to softness in the semiconductor market, partially offset by favorable demand in the automotive, mining and defense markets; and
◦Material Processing Technologies reporting unit due to customer-driven project delays in the pharma and food/nutrition markets.

•Adjusted EBITDA margin of 28.7% decreased 300 basis points compared with 31.7% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin decreased 330 basis points due to increases in employee-related costs, unfavorable mix and lower volume leverage, partially offset by favorable price/cost.
◦Acquisitions positively impacted Adjusted EBITDA margin by 20 basis points due to the accretive impact of Muon Group on overall HST Adjusted EBITDA margin.
◦Foreign currency positively impacted Adjusted EBITDA margin by 10 basis points.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div	Foreign Currency	Total
Net sales	$174.4	$164.7	6%	9%	—	(3%)	6%
Adjusted EBITDA	49.7	44.4	12%	15%	—	(3%)	12%
Adjusted EBITDA margin	28.5%	26.9%	160 bps	170 bps	—	(10) bps	160 bps

•Sales increased 17% domestically and decreased 4% internationally. Sales to customers outside the U.S. were approximately 49% of total segment sales in the first quarter of 2023 compared with 54% during the same period in 2022.
•The change in organic sales was attributed to increases in the following:
◦Fire & Safety reporting unit due to strong execution, price realization, share gain with Fire original equipment manufacturers and continued demand for rescue tools; and
◦BAND-IT reporting unit due to continued share gain in the automotive market as well as strong demand in the aerospace, industrial and energy markets.
These increases were partially offset by a decrease in the Dispensing reporting unit due to timing of projects in the Americas and Asia.
•Adjusted EBITDA margin of 28.5% increased 160 basis points compared with 26.9% in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 170 basis points due to strong productivity, higher volume leverage and favorable price/cost, partially offset by increases in discretionary spending and employee-related costs as well as unfavorable mix.
◦Foreign currency negatively impacted Adjusted EBITDA margin by 10 basis points.

Liquidity and Capital Resources

Liquidity

Based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Credit Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, share repurchases and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

At March 31, 2023, working capital was $1,032.6 million and the Company’s current ratio was 3.1 to 1. At March 31, 2023, the Company’s cash and cash equivalents totaled $510.7 million, of which $392.7 million was held outside of the United States. At March 31, 2023, there was $79.4 million outstanding under the Revolving Credit Facility and $7.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Credit Facility of $713.1 million. In addition, there was $200.0 million outstanding under the Term Facility. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Operating Working Capital

Operating working capital, calculated as Receivables plus Inventories minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of March 31, 2023 and December 31, 2022:

(In millions)	March 31, 2023	December 31, 2022
Receivables	$446.5	$442.8
Inventories	497.6	470.9
Less: Trade accounts payable	(216.0)	(208.9)
Operating working capital	$728.1	$704.8

Operating working capital increased $23.3 million to $728.1 million during the three months ended March 31, 2023. Acquisitions and foreign currency translation contributed $6.9 million to the increase in operating working capital. Excluding those items, Receivables increased $0.6 million as a result of higher volume and price capture; Inventories increased $27.0 million to support planned production; and Trade accounts payable increased $11.2 million due to higher inventory purchases.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$147.9	$79.7
Investing activities	(29.2)	(124.4)
Financing activities	(45.2)	(71.3)

Operating Activities

Cash flows provided by operating activities increased $68.2 million to $147.9 million in the three months ended March 31, 2023 primarily due to lower investments in working capital in 2023 as compared with 2022.

Investing Activities

Cash flows used in investing activities decreased $95.2 million to $29.2 million in the three months ended March 31, 2023. The change is primarily due to the purchase of Nexsight in 2022, partially offset by higher capital expenditures in the first quarter of 2023.

Financing Activities

Cash flows used in financing activities decreased $26.1 million to $45.2 million in the three months ended March 31, 2023 from $71.3 million in the prior year period. The change is primarily due to the repurchase of 147,500 shares at a cost of $28.3 million in the first quarter of 2022, of which $2.0 million did not settle until April 2022.

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

The following table reconciles free cash flow to cash flows provided by operating activities:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash flows provided by operating activities	$147.9	$79.7
Less: capital expenditures	(26.6)	(16.1)
Free cash flow	$121.3	$63.6
Free cash flow as a percent of adjusted net income attributable to IDEX	76.5%	42.5%

The increase in free cash flow as compared to 2022 is due to lower investments in working capital in 2023 as compared with 2022, partially offset by higher capital expenditures.

Cash Requirements

Pending Acquisitions

On April 25, 2023, the Company entered into a definitive agreement to acquire Iridian Spectral Technologies for cash consideration of 150.0 million Canadian dollars. The Company expects to close the transaction by the end of the second quarter of 2023, subject to customary closing conditions. Refer to Note 20 for further details.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $26.6 million and $16.1 million in the first three months of 2023 and 2022, respectively.

Debt Repayment

As of March 31, 2023, the Company has $100.0 million of 3.20% Senior Notes due June 2023. The Company expects to either refinance or repay the Notes using the available borrowing capacity of the Revolving Credit Facility, due November 2027.

Share Repurchases

There were no share repurchases during the three months ended March 31, 2023. As of March 31, 2023, the amount of share repurchase authorization remaining was $563.8 million. For additional information regarding the Company’s share repurchase program, refer to Note 15 in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $45.5 million during the three months ended March 31, 2023 compared with $41.4 million during the three months ended March 31, 2022.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Credit Facility, the Term Facility, the 3.20% Senior Notes and the 3.37% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2023, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 22.48 to 1 for covenant calculation purposes and the leverage ratio was 1.55 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings affirmed the Company’s corporate credit rating of BBB (stable outlook) in August 2022.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in December 2021.

•Fitch Ratings reaffirmed the Company’s corporate credit rating of BBB+ (stable outlook) in April 2023.

Critical Accounting Estimates

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. There have been no changes to the Company’s critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic net sales, Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

This report references organic sales, a non-GAAP measure, that excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping to identify underlying growth trends in the Company’s business and facilitating easier comparisons of the Company’s revenue with prior and future periods and to its peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended March 31, 2023
	FMT	HST	FSDP	IDEX
Change in net sales	18%	11%	6%	13%
- Net impact from acquisitions/divestitures	11%	11%	—%	9%
- Impact from foreign currency	(2%)	(3%)	(3%)	(2%)
Change in organic net sales	9%	3%	9%	6%

2. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS (in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Reported net income attributable to IDEX	$139.8	$140.0
+ Restructuring expenses and asset impairments	0.5	—
+ Tax impact on restructuring expenses and asset impairments	(0.1)	—
- Gains on sales of assets	—	(2.7)
+ Tax impact on gains on sales of assets	—	0.6
+ Acquisition-related intangible asset amortization	23.6	15.3
+ Tax impact on acquisition-related intangible asset amortization	(5.2)	(3.4)
Adjusted net income attributable to IDEX	$158.6	$149.8

	Three Months Ended March 31,
	2023	2022
Reported diluted EPS attributable to IDEX	$1.84	$1.83
+ Restructuring expenses and asset impairments	0.01	—
+ Tax impact on restructuring expenses and asset impairments	—	—
- Gains on sales of assets	—	(0.03)
+ Tax impact on gains on sales of assets	—	0.01
+ Acquisition-related intangible asset amortization	0.31	0.20
+ Tax impact on acquisition-related intangible asset amortization	(0.07)	(0.05)
Adjusted diluted EPS attributable to IDEX	$2.09	$1.96

Diluted weighted average shares outstanding	75.9	76.4

3. Reconciliations of Net Income to Adjusted EBITDA (dollars in millions)

	Three Months Ended March 31, 2023
	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$139.8
+ Provision for income taxes	—	—	—	—	40.0
+ Interest expense	—	—	—	—	13.1
- Other income (expense) - net	—	—	—	—	0.6
Operating income (loss)	96.5	77.5	46.0	(27.7)	192.3
+ Other income (expense) - net	0.5	(0.3)	(0.2)	0.6	0.6
+ Depreciation	3.1	7.3	2.1	0.3	12.8
+ Amortization	6.0	15.9	1.7	—	23.6
+ Restructuring expenses and asset impairments	0.1	0.3	0.1	—	0.5
Adjusted EBITDA	$106.2	$100.7	$49.7	$(26.8)	$229.8

Net sales (eliminations)	$321.8	$351.0	$174.4	$(1.8)	$845.4

Net income margin					16.5%
Adjusted EBITDA margin	33.0%	28.7%	28.5%	n/m	27.2%

	Three Months Ended March 31, 2022
	FMT		HST	FSDP	Corporate	IDEX
Reported net income	$—		$—	$—	$—	$139.9
+ Provision for income taxes	—		—	—	—	40.5
+ Interest expense	—		—	—	—	9.5
- Other income (expense) - net	—		—	—	—	2.3
Operating income (loss)	80.4	0.0	83.6	40.5	(16.9)	187.6
+ Other income (expense) - net	1.6		0.2	1.6	(1.1)	2.3
+ Depreciation	3.9		6.1	2.1	0.1	12.2
+ Amortization	3.7		9.9	1.7	—	15.3
- Gains on sales of asset	(1.2)		—	(1.5)	—	(2.7)
Adjusted EBITDA	$88.4		$99.8	$44.4	$(17.9)	$214.7

Net sales (eliminations)	$272.0		$315.2	$164.7	$(0.8)	$751.1

Net income margin						18.6%
Adjusted EBITDA margin	32.5%		31.7%	26.9%	n/m	28.6%

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, anticipated future acquisition behavior, availability of cash and financing alternatives, the intent to refinance or repay the Company’s 3.20% Senior Notes due June 2023 using the available borrowing capacity of the Revolving Credit Facility, the completion of pending transactions (including the acquisition of Iridian) and the anticipated benefits of the Company’s recent acquisitions, including the acquisitions of Nexsight, KZValve and Muon Group and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets and adverse developments affecting the financial services industry; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the impact of health epidemics and pandemics and terrorist attacks and wars, including the ongoing conflict between Russia and Ukraine, which could have an adverse impact on the Company's business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of March 31, 2023, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuations

The Company has interest rate exposure due to $279.4 million of the $1,479.5 million debt outstanding at March 31, 2023 being floating rate debt. The Company’s Revolving Credit Facility and Term Facility both bear interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. At March 31, 2023, there was $79.4 million outstanding under the Revolving Credit Facility with an interest rate of 3.32% and $200.0 million outstanding under the Term Facility with an interest rate of 5.83%.

Inflation Risk

The Company sources a wide variety of materials and components from a network of global suppliers. While materials are typically available from numerous suppliers, they are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company seeks to minimize the effects of inflation and changing prices through price increases to maintain reasonable gross margins.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended March 31, 2023. As of March 31, 2023, the amount of share repurchase authorization remaining was $563.8 million.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: April 27, 2023