Form 10-Q
period 2023-06-30
IDEX CORP /DE/
filed 2023-07-27
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 21, 2023: 75,601,661.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$457.0	$430.2
Receivables, less allowance for credit losses of $7.0 and $8.0, respectively	455.2	442.8
Inventories	482.5	470.9
Other current assets	93.2	55.4
Total current assets	1,487.9	1,399.3
Property, plant and equipment, net of accumulated depreciation of $538.8 and $516.7, respectively	421.6	382.1
Goodwill	2,714.4	2,638.1
Intangible assets - net	957.3	947.8
Other noncurrent assets	138.7	144.6
Total assets	$5,719.9	$5,511.9
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$189.7	$208.9
Accrued expenses	247.9	289.1
Short-term borrowings	0.5	—
Dividends payable	48.5	45.6
Total current liabilities	486.6	543.6
Long-term borrowings	1,471.5	1,468.7
Deferred income taxes	286.1	264.2
Other noncurrent liabilities	196.8	195.8
Total liabilities	2,441.0	2,472.3
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,073,221 shares at June 30, 2023 and 90,064,988 shares at December 31, 2022	0.9	0.9
Additional paid-in capital	834.2	817.2
Retained earnings	3,713.4	3,531.7
Treasury stock at cost: 14,367,209 shares at June 30, 2023 and 14,451,032 shares at December 31, 2022	(1,182.0)	(1,184.3)
Accumulated other comprehensive loss	(87.8)	(126.2)
Total shareholders’ equity	3,278.7	3,039.3
Noncontrolling interest	0.2	0.3
Total equity	3,278.9	3,039.6
Total liabilities and equity	$5,719.9	$5,511.9
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$846.2	$796.1	$1,691.6	$1,547.2
Cost of sales	468.2	439.2	931.1	847.8
Gross profit	378.0	356.9	760.5	699.4
Selling, general and administrative expenses	174.3	167.5	364.0	321.8
Restructuring expenses and asset impairments	3.6	2.8	4.1	3.4
Operating income	200.1	186.6	392.4	374.2
Other expense (income) - net	8.3	—	7.7	(2.3)
Interest expense	13.3	9.5	26.4	19.0
Income before income taxes	178.5	177.1	358.3	357.5
Provision for income taxes	40.0	39.0	80.0	79.5
Net income	138.5	138.1	278.3	278.0
Net loss attributable to noncontrolling interest	0.1	0.1	0.1	0.2
Net income attributable to IDEX	$138.6	$138.2	$278.4	$278.2

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.83	$1.82	$3.68	$3.66
Diluted earnings per common share attributable to IDEX	$1.82	$1.81	$3.66	$3.65

Share data:
Basic weighted average common shares outstanding	75.6	75.8	75.6	76.0
Diluted weighted average common shares outstanding	75.9	76.1	75.9	76.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$138.5	$138.1	$278.3	$278.0
Other comprehensive income (loss):
Pension and other postretirement adjustments, net of tax	(0.9)	0.6	(0.5)	1.2
Cumulative translation adjustment	2.3	(81.9)	38.9	(101.4)
Other comprehensive income (loss)	1.4	(81.3)	38.4	(100.2)
Comprehensive income	139.9	56.8	316.7	177.8
Comprehensive loss attributable to noncontrolling interest	0.1	0.1	0.1	0.2
Comprehensive income attributable to IDEX	$140.0	$56.9	$316.8	$178.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$818.1	$3,531.7	$(137.1)	$10.9	$(1,184.3)	$3,039.3	$0.3	$3,039.6
Net income	—	139.8	—	—	—	139.8	—	139.8
Cumulative translation adjustment	—	—	36.6	—	—	36.6	—	36.6
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.4	—	0.4	—	0.4
Issuance of 84,666 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.8)	—	—	—	—	4.7	4.7	—	4.7
Shares surrendered for tax withholding	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Share-based compensation	12.8	—	—	—	—	12.8	—	12.8
Balance, March 31, 2023	$830.9	$3,671.5	$(100.5)	$11.3	$(1,184.0)	$3,229.2	$0.3	$3,229.5
Net income (loss)	—	138.6	—	—	—	138.6	(0.1)	138.5
Cumulative translation adjustment	—	—	2.3	—	—	2.3	—	2.3
Net change in retirement obligations (net of tax of $(0.4))	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Issuance of 26,763 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.3)	—	—	—	—	3.3	3.3	—	3.3
Repurchase of 5,400 shares of common stock	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Shares surrendered for tax withholding	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Share-based compensation	4.2	—	—	—	—	4.2	—	4.2
Cash dividends declared - $1.28 per common share outstanding	—	(96.7)	—	—	—	(96.7)	—	(96.7)
Balance, June 30, 2023	$835.1	$3,713.4	$(98.2)	$10.4	$(1,182.0)	$3,278.7	$0.2	$3,278.9

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	140.0	—	—	—	140.0	(0.1)	139.9
Cumulative translation adjustment	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 73,755 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.7)	—	—	—	—	1.4	1.4	—	1.4
Repurchase of 147,500 shares of common stock	—	—	—	—	(28.3)	(28.3)	—	(28.3)
Shares surrendered for tax withholding	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Share-based compensation	6.6	—	—	—	—	6.6	—	6.6
Balance, March 31, 2022	$803.1	$3,266.5	$(81.7)	$(6.8)	$(1,082.1)	$2,899.0	$(0.1)	$2,898.9
Net income (loss)	—	138.2	—	—	—	138.2	(0.1)	138.1
Cumulative translation adjustment	—	—	(81.9)	—	—	(81.9)	—	(81.9)
Net change in retirement obligations (net of tax of $0.5)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 42,408 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.4)	—	—	—	—	3.8	3.8	—	3.8
Repurchase of 474,690 shares of common stock	—	—	—	—	(87.5)	(87.5)	—	(87.5)
Share-based compensation	6.9	—	—	—	—	6.9	—	6.9
Cash dividends declared - $1.20 per common share outstanding	—	(90.9)	—	—	—	(90.9)	—	(90.9)
Balance, June 30, 2022	$810.0	$3,313.8	$(163.6)	$(6.2)	$(1,165.8)	$2,788.2	$(0.2)	$2,788.0

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$278.3	$278.0
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(0.2)	(2.6)
Asset impairments	0.5	0.2
Credit loss on note receivable from collaborative partner	7.7	—
Depreciation	27.2	24.7
Amortization of intangible assets	46.8	32.2
Amortization of debt issuance expenses	0.8	0.8
Share-based compensation expense	17.0	13.5
Deferred income taxes	—	(0.2)
Changes in (net of the effect from acquisitions and foreign exchange):
Receivables	(5.8)	(68.7)
Inventories	(2.0)	(84.5)
Other current assets	(18.6)	(17.8)
Trade accounts payable	(17.9)	36.2
Deferred revenue	4.2	1.3
Accrued expenses	(52.5)	(22.5)
Other - net	3.6	1.4
Net cash flows provided by operating activities	289.1	192.0
Cash flows from investing activities
Purchases of property, plant and equipment	(48.2)	(31.7)
Acquisition of businesses, net of cash acquired	(110.3)	(234.9)
Proceeds from disposal of fixed assets	1.3	6.6
Purchases of marketable securities	(19.1)	—
Other - net	(0.3)	(0.1)
Net cash flows used in investing activities	(176.6)	(260.1)
Cash flows from financing activities
Proceeds from issuance of 5.13% Senior Notes	100.0	—
Payment of 3.20% Senior Notes	(100.0)	—
Dividends paid	(93.9)	(86.9)
Proceeds from stock option exercises	8.0	5.2
Repurchases of common stock	(1.0)	(110.4)
Shares surrendered for tax withholding	(4.6)	(4.9)
Other - net	(0.5)	(0.1)
Net cash flows used in financing activities	(92.0)	(197.1)
Effect of exchange rate changes on cash and cash equivalents	6.3	(32.4)
Net increase (decrease) in cash and cash equivalents	26.8	(297.6)
Cash and cash equivalents at beginning of year	430.2	855.4
Cash and cash equivalents at end of period	$457.0	$557.8

Supplemental cash flow information
Cash paid for:
Interest	$25.1	$18.5
Income taxes	102.9	86.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year.

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

2.    Acquisitions

All of the Company’s acquisitions of businesses have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The results of operations of Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) (acquired February 28, 2022), KZ CO. (“KZValve”) (acquired May 2, 2022), Muon B.V. and its subsidiaries (“Muon Group”) (acquired November 18, 2022) and Iridian Spectral Technologies ("Iridian") (acquired May 19, 2023) have been included in the Company’s Condensed Consolidated Financial Statements since the respective dates of acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Condensed Consolidated Financial Statements individually or in the aggregate.

2023 Acquisitions

Iridian

On May 19, 2023, the Company acquired Iridian in a stock acquisition. Iridian is a global leader in designing and manufacturing thin-film, multi-layer optical filters serving the laser communications, telecommunications and life sciences markets and expands the Company’s array of optical technology offerings. Headquartered in Ottawa, Ontario, Canada, Iridian operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies (“HST”) segment. Iridian was acquired for cash consideration of $110.3 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $53.6 million and $45.6 million, respectively. The goodwill is not deductible for tax purposes.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The Company made a preliminary allocation of the purchase price for the Iridian acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information, primarily related to the valuations of these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$10.6
Property, plant and equipment	19.9
Goodwill	53.6
Intangible assets	45.6
Other noncurrent assets	5.4
Total assets acquired	135.1
Current liabilities	(1.2)
Deferred income taxes	(18.7)
Other noncurrent liabilities	(4.9)
Net assets acquired	$110.3

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$5.2	15
Customer relationships	29.3	12
Unpatented technology	11.1	11
Acquired intangible assets	$45.6

The Company incurred $2.5 million and $3.6 million of acquisition-related costs during the three and six months ended June 30, 2023, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

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

The Company finalized the allocation of the purchase price for the KZValve acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

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

The Company made a preliminary allocation of the purchase price for the Muon Group acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information, primarily related to the valuations of these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Total
Current assets, net of cash acquired	$52.8
Property, plant and equipment	59.1
Goodwill	393.0
Intangible assets	319.1
Other noncurrent assets	9.6
Total assets acquired	833.6
Current liabilities	(25.8)
Deferred income taxes	(83.9)
Other noncurrent liabilities	(10.9)
Net assets acquired	$713.0

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

The Company incurred $1.7 million and $2.6 million of acquisition-related costs during the three and six months ended June 30, 2022, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded $0.1 million and $0.3 million of fair value inventory step-up charges associated with the completed 2022 acquisitions of Nexsight and KZValve, respectively, in Cost of sales during the three and six months ended June 30, 2022.

3. Collaborative Investments

During 2021 and 2022, a subsidiary of IDEX funded a total of $7.2 million in promissory notes as an investment in a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses, which aligns with our FSDP segment’s strategic plan. On a quarterly basis, the Company evaluates whether an allowance for credit losses is required for these promissory notes and measures the allowance using the current expected credit loss model. While the Company continues to retain certain convertible equity rights as well as a secured interest in the intellectual property of the start-up company, during the second quarter of 2023, IDEX concluded it would pause additional funding for the start-up. As a result of the Company’s analysis of the recoverability of its investment during the second quarter, IDEX determined that its investment may no longer be recoverable. As a result, IDEX recorded a credit loss of $7.7 million in Other expense (income) - net in the Condensed Consolidated Statements of Income and a reserve in Other noncurrent assets on the Condensed Consolidated Balance Sheets for the full amount of the principal and accrued interest outstanding at June 30, 2023.

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

Information on the Company’s business segments is presented below based on the nature of the products and services offered. The Company uses Adjusted EBITDA as its principal measure of segment performance. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Fluid & Metering Technologies
External customers	$324.1	$299.5	$645.2	$571.4
Intersegment sales	1.0	0.4	1.7	0.5
Total segment sales	325.1	299.9	646.9	571.9
Health & Science Technologies
External customers	338.4	325.4	688.7	640.0
Intersegment sales	1.1	0.6	1.8	1.2
Total segment sales	339.5	326.0	690.5	641.2
Fire & Safety/Diversified Products
External customers	183.7	171.2	357.7	335.8
Intersegment sales	1.1	—	1.5	0.1
Total segment sales	184.8	171.2	359.2	335.9
Intersegment eliminations	(3.2)	(1.0)	(5.0)	(1.8)
Net sales	$846.2	$796.1	$1,691.6	$1,547.2
ADJUSTED EBITDA
Fluid & Metering Technologies	$114.1	$95.0	$220.3	$183.4
Health & Science Technologies	93.7	103.6	194.4	203.4
Fire & Safety/Diversified Products	54.5	45.1	104.2	89.5
Segment Adjusted EBITDA	262.3	243.7	518.9	476.3
Corporate and other	(21.6)	(24.5)	(48.4)	(42.4)
Adjusted EBITDA	240.7	219.2	470.5	433.9
- Interest expense	13.3	9.5	26.4	19.0
- Depreciation	14.4	12.5	27.2	24.7
- Amortization	23.2	16.9	46.8	32.2
- Fair value inventory step-up charges	—	0.4	—	0.4
- Restructuring expenses and asset impairments	3.6	2.8	4.1	2.8
+ Gains on sales of assets	—	—	—	(2.7)
- Credit loss on note receivable from collaborative partner(1)	7.7	—	7.7	—
Income before income taxes	$178.5	$177.1	$358.3	$357.5

(1) Represents a reserve on an investment with a collaborative partner that may no longer be recoverable. See Note 3 for further detail.

	June 30, 2023	December 31, 2022
ASSETS
Fluid & Metering Technologies	$1,698.3	$1,676.9
Health & Science Technologies	3,075.4	2,931.1
Fire & Safety/Diversified Products	793.0	771.8
Corporate and other	153.2	132.1
Total assets	$5,719.9	$5,511.9

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

Revenue by reporting unit for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pumps	$109.2	$104.5	$214.3	$201.9
Water	87.3	81.6	181.4	146.0
Energy	55.7	44.7	106.4	93.0
Agriculture	40.1	38.1	78.7	70.4
Valves	32.8	31.0	66.1	60.6
Intersegment elimination	(1.0)	(0.4)	(1.7)	(0.5)
Fluid & Metering Technologies	324.1	299.5	645.2	571.4
Scientific Fluidics & Optics	169.0	149.2	347.6	290.4
Performance Pneumatic Technologies	66.0	65.1	135.4	127.1
Sealing Solutions	62.4	68.0	127.1	138.2
Material Processing Technologies	33.0	34.8	60.7	68.5
Micropump	9.1	8.9	19.7	17.0
Intersegment elimination	(1.1)	(0.6)	(1.8)	(1.2)
Health & Science Technologies	338.4	325.4	688.7	640.0
Fire & Safety	109.8	99.8	216.0	195.5
Dispensing	44.7	43.8	80.9	85.4
BAND-IT	30.3	27.6	62.3	55.0
Intersegment elimination	(1.1)	—	(1.5)	(0.1)
Fire & Safety/Diversified Products	183.7	171.2	357.7	335.8
Net sales	$846.2	$796.1	$1,691.6	$1,547.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$180.7	$148.5	$96.7	$425.9
North America, excluding U.S.	17.9	8.2	8.1	34.2
Europe	51.5	111.2	42.4	205.1
Asia	48.8	65.2	28.0	142.0
Other (1)	26.2	6.4	9.6	42.2
Intersegment elimination	(1.0)	(1.1)	(1.1)	(3.2)
Net sales	$324.1	$338.4	$183.7	$846.2

	Three Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX
U.S.	$170.5	$157.7	$85.0	$413.2
North America, excluding U.S.	16.6	9.5	8.5	34.6
Europe	51.8	92.5	42.0	186.3
Asia	41.2	60.8	26.6	128.6
Other (1)	19.8	5.5	9.1	34.4
Intersegment elimination	(0.4)	(0.6)	—	(1.0)
Net sales	$299.5	$325.4	$171.2	$796.1

	Six Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$357.5	$298.1	$186.1	$841.7
North America, excluding U.S.	37.3	13.4	16.6	67.3
Europe	110.7	232.1	87.1	429.9
Asia	93.9	131.8	51.4	277.1
Other (1)	47.5	15.1	18.0	80.6
Intersegment elimination	(1.7)	(1.8)	(1.5)	(5.0)
Net sales	$645.2	$688.7	$357.7	$1,691.6

	Six Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX
U.S.	$320.5	$309.7	$161.5	$791.7
North America, excluding U.S.	33.9	17.0	19.4	70.3
Europe	100.5	183.8	87.0	371.3
Asia	77.7	119.6	50.0	247.3
Other (1)	39.3	11.1	18.0	68.4
Intersegment elimination	(0.5)	(1.2)	(0.1)	(1.8)
Net sales	$571.4	$640.0	$335.8	$1,547.2

(1) Other includes: South America, Middle East, Australia and Africa.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in all periods presented. Revenue from products and services transferred to customers over time approximated 5% of total revenues in all periods presented.

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

The composition of customer receivables was as follows:

	June 30, 2023	December 31, 2022
Billed receivables	$437.6	$421.3
Unbilled receivables	9.5	10.0
Total customer receivables	$447.1	$431.3

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

The composition of deferred revenue was as follows:

	June 30, 2023	December 31, 2022
Deferred revenue - current	$51.3	$44.7
Deferred revenue - noncurrent	12.6	15.0
Total deferred revenue	$63.9	$59.7

6.    Earnings Per Common Share

Diluted earnings per common share (“EPS”) attributable to IDEX is computed by dividing Net income attributable to IDEX by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the period. Common stock equivalents consist of restricted stock, performance share units and stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	75.6	75.8	75.6	76.0
Dilutive effect of stock options, restricted stock and performance share units	0.3	0.3	0.3	0.2
Diluted weighted average common shares outstanding	75.9	76.1	75.9	76.2

Options to purchase approximately 0.2 million and 0.5 million shares of common stock for the three months ended June 30, 2023 and 2022, respectively, and 0.2 million and 0.5 million shares of common stock for the six months ended June 30, 2023 and 2022, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
7.    Balance Sheet Components

	June 30, 2023	December 31, 2022
INVENTORIES
Raw materials and component parts	$313.3	$301.2
Work in process	50.5	54.3
Finished goods	118.7	115.4
Total inventories	$482.5	$470.9
ACCRUED EXPENSES
Payroll and related items	$83.7	$102.7
Management incentive compensation	8.9	26.4
Income taxes payable	19.2	30.2
Insurance	10.7	11.2
Warranty	8.2	8.1
Deferred revenue	51.3	44.7
Lease liability	21.6	21.6
Restructuring	1.8	1.4
Accrued interest	5.7	5.5
Pension and retiree medical obligations	3.3	3.3
Other	33.5	34.0
Total accrued expenses	$247.9	$289.1
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$55.0	$55.1
Transition tax payable	5.0	9.1
Deferred revenue	12.6	15.0
Lease liability	101.6	96.6
Other	22.6	20.0
Total other noncurrent liabilities	$196.8	$195.8

8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2023, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$800.9	$1,644.8	$393.0	$2,838.7
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2023	780.2	1,495.0	362.9	2,638.1
Foreign currency translation	3.4	16.2	3.1	22.7
Acquisitions	—	53.6	—	53.6
Acquisition adjustments	(1.8)	1.8	—	—
Balance at June 30, 2023	$781.8	$1,566.6	$366.0	$2,714.4

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2023, there were no events or

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2022, all reporting units had fair values in excess of their carrying values.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2023 and December 31, 2022:

	At June 30, 2023				At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.9	$(2.0)	$0.9	12	$2.9	$(1.8)	$1.1
Trade names	194.5	(79.7)	114.8	15	186.5	(71.4)	115.1
Customer relationships	805.6	(212.4)	593.2	13	772.2	(184.9)	587.3
Unpatented technology	214.3	(60.4)	153.9	12	207.1	(57.8)	149.3
Software	4.9	(1.3)	3.6	5	4.8	(0.7)	4.1
Total amortized intangible assets	1,222.2	(355.8)	866.4		1,173.5	(316.6)	856.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,313.1	$(355.8)	$957.3		$1,264.4	$(316.6)	$947.8

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2022, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first six months of 2023, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $23.2 million and $46.8 million for the three and six months ended June 30, 2023, respectively. Amortization of intangible assets was $16.9 million and $32.2 million for the three and six months ended June 30, 2022, respectively. Based on the intangible asset balances as of June 30, 2023, expected amortization expense for the remaining six months of 2023 and for the years 2024 through 2027 is as follows:

Maturity of Intangible Assets	Estimated Amortization
2023 (excluding the six months ended June 30, 2023)	$47.7
2024	91.6
2025	90.2
2026	88.5
2027	84.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
9.     Borrowings

Borrowings at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
3.20% Senior Notes, due June 2023	$—	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
5.13% Senior Notes, due June 2028	100.0	—
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million Revolving Credit Facility, due November 2027(1)	79.5	77.7
$200.0 million Term Facility, due November 2027(2)	200.0	200.0
Other borrowings	1.0	0.1
Total borrowings	1,480.5	1,477.8
Less current portion	0.5	—
Less deferred debt issuance costs	7.4	7.9
Less unaccreted debt discount	1.1	1.2
Long-term borrowings	$1,471.5	$1,468.7

(1) At June 30, 2023, there was $79.5 million outstanding under the Revolving Credit Facility with an interest rate of 4.32% and $7.4 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Credit Facility of approximately $713.1 million.

(2) The $200.0 million outstanding under the Term Facility bears an interest rate of 6.30%.

At June 30, 2023, the Company was in compliance with covenants contained in the credit agreement associated with the Revolving Credit Facility as well as other long-term debt agreements.

Issuance of 5.13% Senior Notes in 2023

On June 13, 2023, the Company completed a private placement of $100 million aggregate principal amount of 5.13% Senior Notes due June 13, 2028 (the “5.13% Senior Notes”) pursuant to a Note Purchase and Master Note Agreement, dated as of June 13, 2023 (the “Purchase Agreement”), among the Company, NYL Investors LLC (“New York Life”) and certain affiliates of New York Life identified as Purchasers of the 5.13% Senior Notes therein. The 5.13% Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company used the proceeds from the 5.13% Senior Notes issuance to repay the 3.20% Senior Notes due June 13, 2023.

The Company may at any time prepay all, or any portion of the 5.13% Senior Notes, provided that such portion is not less than 5% of the aggregate principal amount of all notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. The Company also has the ability to make certain other offers to repurchase any notes outstanding under the Purchase Agreement.

The Purchase Agreement contains certain covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, transfer or sell assets, create liens, incur indebtedness, transact with affiliates and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio, interest coverage ratio and priority debt ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all notes then outstanding under the Purchase Agreement will become due and payable immediately without further action or notice. In the case of payment events of default, any holder of such notes affected thereby may declare all of the notes outstanding under the Purchase Agreement held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the notes then outstanding under the

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Purchase Agreement may declare all of such notes to be due and payable immediately, in each case subject to certain cure and notice provisions.

10.    Fair Value Measurements

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2023 and December 31, 2022:

	Basis of Fair Value Measurements
	Balance at June 30, 2023	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$9.4	$9.4	$—	$—
Available-for-sale securities - equities(2)	19.1	19.1	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$7.5	$7.5	$—	$—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.

(2) At June 30, 2023, the securities are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2023 or the year ended December 31, 2022.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. At June 30, 2023 and December 31, 2022, the fair value of the outstanding indebtedness described in Note 9 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,333.3 million and $1,328.7 million, respectively, compared to the carrying value of $1,479.4 million and $1,476.6 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of June 30, 2023 and December 31, 2022 was as follows:

	Balance Sheet Caption	June 30, 2023	December 31, 2022
Right-of-Use (“ROU”) Assets:
Building ROU assets - net - operating	Other noncurrent assets	$111.5	$104.4
Equipment ROU assets - net - operating	Other noncurrent assets	5.0	5.6
Equipment ROU assets - net - financing	Property, plant and equipment	2.0	6.1
Total ROU assets - net		$118.5	$116.1
Lease Liabilities:
Current lease liabilities	Accrued expenses	$21.6	$21.6
Noncurrent lease liabilities	Other noncurrent liabilities	101.6	96.6
Total lease liabilities		$123.2	$118.2

The components of lease cost for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost (1)	$7.5	$9.0	$15.7	$16.4
Variable lease cost	0.6	0.8	1.3	1.2
Total lease cost	$8.1	$9.8	$17.0	$17.6

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$15.7	$16.9
Right-of-use assets obtained in exchange for new lease liabilities	17.1	9.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Other supplemental information related to leases as of June 30, 2023 and December 31, 2022 was as follows:

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases - building and equipment	7.28	7.43
Operating leases - vehicles	2.13	2.14
Financing leases - equipment	4.10	2.05
Weighted-average discount rate:
Operating leases - building and equipment	3.66%	3.41%
Operating leases - vehicles	2.46%	1.70%
Financing leases - equipment	4.96%	4.48%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at June 30, 2023 have scheduled maturities as follows:

Maturity of Lease Liabilities
2023 (excluding the six months ended June 30, 2023)	$12.8
2024	19.6
2025	22.3
2026	19.4
2027	15.7
Thereafter	52.1
Total lease payments	141.9
Less: Imputed interest	(18.7)
Present value of lease liabilities	$123.2

12.    Restructuring Expenses and Asset Impairments

From time to time, the Company incurs expenses to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. These costs include severance costs, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2023 Initiative

During the three and six months ended June 30, 2023, the Company incurred severance costs related to employee reductions as well as asset impairment charges.

Pre-tax restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2023 were as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2023
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.1	$—	$0.5	$0.6
Health & Science Technologies	2.7	—	—	2.7
Fire & Safety/Diversified Products	0.3	—	—	0.3
Corporate/Other	—	—	—	—
Restructuring expenses and asset impairments	$3.1	$—	$0.5	$3.6

	Six Months Ended June 30, 2023
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.2	$—	$0.5	$0.7
Health & Science Technologies	3.0	—	—	3.0
Fire & Safety/Diversified Products	0.4	—	—	0.4
Corporate/Other	—	—	—	—
Restructuring expenses and asset impairments	$3.6	$—	$0.5	$4.1

2022 Initiative

During the three and six months ended June 30, 2022, the Company primarily incurred severance costs related to employee reductions.

Pre-tax restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.2	$0.3	$0.2	$1.7
Health & Science Technologies	0.1	—	—	0.1
Fire & Safety/Diversified Products	1.0	—	—	1.0
Corporate/Other	—	—	—	—
Restructuring expenses and asset impairments	$2.3	$0.3	$0.2	$2.8

	Six Months Ended June 30, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.5	$0.3	$0.2	$2.0
Health & Science Technologies	0.2	—	—	0.2
Fire & Safety/Diversified Products	1.0	—	—	1.0
Corporate/Other	0.2	—	—	0.2
Restructuring expenses and asset impairments	$2.9	$0.3	$0.2	$3.4

Restructuring accruals reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets are as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Restructuring Initiatives
Balance at January 1, 2023	$1.4
Restructuring expenses	3.6
Payments, utilization and other	(3.2)
Balance at June 30, 2023	$1.8

13.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$2.3	$—	$2.3	$(81.9)	$—	$(81.9)
Pension and other postretirement adjustments	(1.3)	0.4	(0.9)	1.1	(0.5)	0.6
Total other comprehensive income (loss)	$1.0	$0.4	$1.4	$(80.8)	$(0.5)	$(81.3)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$38.9	$—	$38.9	$(101.4)	$—	$(101.4)
Pension and other postretirement adjustments	(0.7)	0.2	(0.5)	1.9	(0.7)	1.2
Total other comprehensive income (loss)	$38.2	$0.2	$38.4	$(99.5)	$(0.7)	$(100.2)

The amounts reclassified from Accumulated other comprehensive loss to Net income during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Income Statement Caption
Pension and other postretirement plans:
Amortization of actuarial (gains) losses and prior service costs	$(1.3)	$1.1	$(0.7)	$1.9	Other expense (income) - net
Total before tax	(1.3)	1.1	(0.7)	1.9
Provision for income taxes	0.4	(0.5)	0.2	(0.7)
Total net of tax	$(0.9)	$0.6	$(0.5)	$1.2

14.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Credit Facility. During the six months ended June 30, 2023, the Company repurchased a total of 5,400 shares at a cost of $1.1 million, of which $0.1 million was settled in July 2023. During the six months ended June 30, 2022, the Company repurchased a total of 622,190 shares at a cost of $115.8 million, of which $5.4 million was settled in July 2022. As of June 30, 2023, the amount of share repurchase authorization remaining was $562.8 million.

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

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. Weighted average stock option fair values and assumptions for the periods presented are disclosed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average fair value of grants	$57.13	$46.33	$60.70	$41.74
Dividend yield	1.13%	1.14%	1.07%	1.14%
Volatility	27.20%	25.39%	27.19%	25.15%
Risk-free interest rate	3.81%	2.98%	4.12%	1.85%
Expected life (in years)	4.50	4.90	4.50	4.90

Total compensation cost for stock options is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$0.1	$—	$0.4	$0.3
Selling, general and administrative expenses(1)	1.4	2.8	7.1	5.9
Total expense before income taxes	1.5	2.8	7.5	6.2
Income tax benefit	(0.2)	(0.2)	(0.6)	(0.5)
Total expense after income taxes	$1.3	$2.6	$6.9	$5.7

(1) The three months ended June 30, 2023 include $1.5 million of lower expense compared with the same period in 2022 while the six months ended June 30, 2023 include $1.1 million of higher expense compared with the same period in 2022 as it relates to the timing of accelerated stock compensation costs for retiree eligible participants.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
A summary of the Company’s stock option activity as of June 30, 2023 and changes during the six months ended June 30, 2023 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Outstanding at January 1, 2023	1,015,572	$161.45	6.94	$67.9
Granted	213,865	225.52
Exercised	(59,643)	134.89
Forfeited	(22,370)	198.67
Outstanding at June 30, 2023	1,147,424	$174.05	7.09	$49.5
Vested and expected to vest as of June 30, 2023	1,103,113	$172.66	7.01	$49.0
Exercisable at June 30, 2023	617,095	$148.13	5.69	$41.5

As of June 30, 2023, there was $12.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of June 30, 2023 and changes during the six months ended June 30, 2023 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	104,382	$179.45
Granted	35,845	219.69
Vested	(20,802)	170.41
Forfeited	(9,150)	202.31
Unvested at June 30, 2023	110,275	$192.34

Total compensation cost for restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$0.1	$—	$0.3	$0.2
Selling, general and administrative expenses	1.6	1.6	3.0	3.2
Total expense before income taxes	1.7	1.6	3.3	3.4
Income tax benefit	(0.4)	(0.2)	(0.7)	(0.6)
Total expense after income taxes	$1.3	$1.4	$2.6	$2.8

As of June 30, 2023, there was $7.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2023 and changes during the six months ended June 30, 2023 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2023	57,356	$228.33
Granted	19,970	225.53
Vested	(15,481)	229.12
Forfeited	(1,985)	215.26
Unvested at June 30, 2023	59,860	$215.26

Total compensation cost for cash-settled restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$0.1	$0.1	$0.2	$—
Selling, general and administrative expenses	0.5	(0.5)	1.5	—
Total expense before income taxes	0.6	(0.4)	1.7	—
Income tax benefit	(0.1)	—	(0.1)	—
Total expense after income taxes	$0.5	$(0.4)	$1.6	$—

As of June 30, 2023, there was $5.7 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units

Weighted average performance share unit fair values and assumptions for the periods specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Six Months Ended June 30,
	2023	2022
Weighted average fair value of grants	$308.18	$235.54
Dividend yield	—%	—%
Volatility	27.00%	28.09%
Risk-free interest rate	4.37%	1.73%
Expected life (in years)	2.94	2.93

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

A summary of the Company’s performance share unit activity as of June 30, 2023 and changes during the six months ended June 30, 2023 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	70,915	$236.66
Granted	28,030	308.18
Vested	(18,105)	226.86
Forfeited	(1,725)	261.13
Unvested at June 30, 2023	79,115	$264.89

On January 31, 2023, 18,105 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended January 31, 2023, the Company achieved a 173% payout factor and issued 31,334 common shares in February 2023 for awards that vested in 2023.

Total compensation cost for performance share units is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses(1)	0.8	2.5	6.0	3.8
Total expense before income taxes	0.8	2.5	6.0	3.8
Income tax benefit	(0.1)	—	(0.2)	(0.1)
Total expense after income taxes	$0.7	$2.5	$5.8	$3.7

(1) The three months ended June 30, 2023 include $1.8 million of lower expense compared with the same period in 2022 while the six months ended June 30, 2023 include $1.6 million of higher expense compared with the same period in 2022 as it relates to the timing of accelerated stock compensation costs for retiree eligible participants.

As of June 30, 2023, there was $4.9 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.3	$0.1	$0.4
Interest cost	0.1	0.7	—	0.3
Expected return on plan assets	—	(0.4)	—	(0.3)
Net amortization	—	(0.1)	—	0.2
Net periodic cost	$0.1	$0.5	$0.1	$0.6

	Pension Benefits
	Six Months Ended June 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.6	$0.1	$0.9
Interest cost	0.2	1.4	0.1	0.5
Expected return on plan assets	(0.1)	(0.8)	(0.1)	(0.6)
Net amortization	0.1	(0.3)	0.1	0.4
Net periodic cost	$0.2	$0.9	$0.2	$1.2

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.2	0.2	0.4	0.3
Net amortization	(0.3)	(0.1)	(0.5)	(0.2)
Net periodic cost	$—	$0.2	$0.1	$0.4

The Company expects to contribute approximately $3.9 million to its defined benefit plans and $1.1 million to its other post-retirement benefit plans in 2023. During the first six months of 2023, the Company contributed a total of $2.6 million to fund these plans.

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

18.   Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $40.0 million for the three months ended June 30, 2023 from $39.0 million during the same period in 2022. The effective tax rate of 22.4% for the three months ended June 30, 2023 was relatively consistent with 22.1% during the same period in 2022.

The provision for income taxes increased to $80.0 million for the six months ended June 30, 2023 from $79.5 million during the same period in 2022. The effective tax rate of 22.3% for the six months ended June 30, 2023 was relatively consistent with 22.2% during the same period in 2022.

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

Select key financial results for the three months ended June 30, 2023 when compared to the same period in the prior year are as follows:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	% / bps Change
Net sales	$846.2	$796.1	6%
Organic net sales growth*			3%
Net income attributable to IDEX	138.6	138.2	—
Adjusted net income attributable to IDEX*	165.4	153.6	8%
Adjusted EBITDA*	240.7	219.2	10%
Diluted EPS attributable to IDEX	1.82	1.81	1%
Adjusted diluted EPS attributable to IDEX*	2.18	2.02	8%
Cash flows from operating activities	141.2	112.3	26%
Free cash flow*	119.6	96.7	24%
Net income margin	16.4%	17.3%	(90) bps
Adjusted EBITDA margin*	28.4%	27.5%	90 bps
*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures later in this Item under the headings “Non-GAAP Disclosures” and “Free Cash Flow”.

During the three months ended June 30, 2023, the Company achieved record sales of $846.2 million, up 6% overall and 3% organically, led by strong performance by its FMT and FSDP segments compared with the same period in 2022. The HST segment revenues and profitability was challenged due to customers’ inventory recalibration within the Analytical Instrumentation, Life Science and Biopharma markets. The Company also achieved diluted earnings per share of $1.82, up 1%, and record adjusted earnings per share of $2.18, up 8%. The Company drove strong operating cash flow of $141.2 million, up 26% versus the comparable prior year period, and free cash flow of $119.6 million, up 24%, primarily due to lower investments in working capital. Lastly, the Company also completed the acquisition of Iridian, which will be reported as part of the Scientific Fluidic and Optics reporting unit in the HST segment.

In the second half of 2023, the Company currently expects revenues and earnings will be lower as compared to the first half of 2023 driven by market-based declines within both its FMT and HST segments.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	% / bps Change	2023	2022	% / bps Change
Net sales	$846.2	$796.1	6%	$1,691.6	$1,547.2	9%
Cost of sales	468.2	439.2	7%	931.1	847.8	10%
Gross profit	378.0	356.9	6%	760.5	699.4	9%
Gross margin	44.7%	44.8%	(10) bps	45.0%	45.2%	(20) bps
Selling, general and administrative expenses	174.3	167.5	4%	364.0	321.8	13%
Restructuring expenses and asset impairments	3.6	2.8	29%	4.1	3.4	21%
Operating income	200.1	186.6	7%	392.4	374.2	5%
Other expense (income) - net	8.3	—	100%	7.7	(2.3)	(435%)
Interest expense	13.3	9.5	40%	26.4	19.0	39%
Income before income taxes	178.5	177.1	1%	358.3	357.5	—
Provision for income taxes	40.0	39.0	3%	80.0	79.5	1%
Effective tax rate	22.4%	22.1%	30 bps	22.3%	22.2%	10 bps
Net income attributable to IDEX	$138.6	$138.2	—	$278.4	$278.2	—
Diluted earnings per common share attributable to IDEX	$1.82	$1.81	1%	$3.66	$3.65	—

Net Sales

Net sales for the three and six months ended June 30, 2023 increased 6% and 9%, respectively, as compared to the same prior year periods. Organic sales for the same periods increased 3% and 4%, respectively, as a result of price capture across each of our segments, partially offset by the impact of current market conditions on volumes in our Health & Science Technologies businesses. Acquisition-related growth, net of divestitures, was 4% and 6% during the three and six months ended June 30, 2023, respectively, driven by the acquisitions of Iridian in May 2023, Muon Group in November 2022, KZValve in May 2022 and Nexsight in February 2022, net of the divestiture of Knight LLC and its related affiliates (“Knight”) in September 2022. Organic and acquisition-related sales growth were slightly offset by the unfavorable impact of foreign currency translation during both the three and six months ended June 30, 2023.

In the three months ended June 30, 2023, net sales increased 3% domestically and 10% internationally, and sales to customers outside the U.S. were approximately 50% of total sales in the second quarter of 2023 compared with 48% during the same period in 2022. In the six months ended June 30, 2023, net sales increased 6% domestically and 13% internationally, and sales to customers outside the U.S. were approximately 50% of total sales in the first half of 2023 compared with 49% during the same period in 2022.

Cost of Sales

Cost of sales for both the three and six months ended June 30, 2023 increased due to acquisitions, net of divestitures, inflation and higher employee-related costs, partially offset by lower sales volume.

Gross Profit and Gross Margin

Gross profit and Gross margin for both the three and six months ended June 30, 2023 were positively impacted by strong price/cost and favorable operational productivity, partially offset by lower volume leverage, higher employee-related costs and unfavorable mix. While acquisitions, net of divestitures, also positively impacted Gross profit, they resulted in a dilutive impact to overall Gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended June 30, 2023 increased primarily due to the $11.3 million impact from acquisitions, including amortization, net of divestitures. Excluding this impact, selling, general and administrative expenses decreased by $4.5 million, reflecting $3.3 million of lower stock compensation costs due to timing of retirement eligibility of participants, lower variable compensation costs and lower discretionary spending, partially offset by higher employee-related costs as compared with the same period in 2022.

Selling, general and administrative expenses in the six months ended June 30, 2023, increased primarily due to the $28.8 million impact from acquisitions, including amortization, net of divestitures, as well as increases in employee-related costs, which includes an additional $2.7 million of accelerated stock compensation costs for retiree eligible participants, and higher discretionary spending, partially offset by lower variable compensation costs compared with the same period in 2022.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments increased in both the three and six months ended June 30, 2023 primarily due higher severance costs, which were incurred in conjunction with cost mitigation efforts as a result of the current market environment previously discussed in this section, compared with the same periods in 2022. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

Other Expense (Income) - Net

Other expense (income) - net increased in both the three and six months ended June 30, 2023 compared with the same periods in 2022. The increase in expense was primarily due to a $7.7 million credit loss reserve on a note receivable from a collaborative partner (See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail). Additionally, the six months ended June 30, 2022 included $2.7 million of gains on the sale of assets that did not reoccur in 2023.

Interest Expense

Interest expense for the three and six months ended June 30, 2023 increased compared to the same period in 2022 due to the borrowings incurred under the Revolving Credit Facility and the Term Facility in connection with the Muon Group acquisition in November 2022.

Income Taxes

The effective tax rates of 22.4% and 22.3% for the three and six months ended June 30, 2023, respectively, were relatively consistent with the effective tax rates of 22.1% and 22.2% during the same periods in 2022.

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 4 in the Notes to Condensed Consolidated Financial Statements.

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

The table below illustrates the percentages of the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Net sales	38%	40%	22%	100%	38%	41%	21%	100%
Adjusted EBITDA(1)	43%	36%	21%	100%	43%	37%	20%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $21.6 million and $48.4 million for the three and six months ended June 30, 2023, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Net sales	$325.1	$299.9	8%	10%	(1%)	(1%)	8%
Adjusted EBITDA	114.1	95.0	20%	20%	—	—	20%
Adjusted EBITDA margin	35.1%	31.7%	340 bps	310 bps	30 bps	—	340 bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)(2)	Foreign Currency	Total
Net sales	$646.9	$571.9	13%	10%	4%	(1%)	13%
Adjusted EBITDA	220.3	183.4	20%	17%	4%	(1%)	20%
Adjusted EBITDA margin	34.1%	32.1%	200 bps	240 bps	(30) bps	(10) bps	200 bps

(1) Acquisitions included KZValve in May 2022. Divestitures included Knight in September 2022.
(2) Based on the timing of its acquisition, Nexsight results for the first three months of 2023 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

•Net sales in the second quarter of 2023 increased 6% domestically and 11% internationally. Net sales to customers outside the U.S. were approximately 44% of total segment sales in the second quarter of 2023 compared with 43% during the same period in 2022.
•Net sales in the first six months of 2023 increased 12% domestically and 15% internationally. Net sales to customers outside the U.S. were approximately 45% of total segment sales in the first six months of 2023 compared with 44% during the same period in 2022.
•The change in organic net sales for both the three and six months ended June 30, 2023 was attributed to increases in the following:
◦Energy reporting unit driven by operational execution related to improved supply chain conditions and price capture;
◦Water reporting unit driven by price capture, favorability in the municipal water market and operational execution;
◦Pumps reporting unit driven by strong price capture and operational execution, partially offset by softness in the industrial market; and
◦Valves reporting unit driven by strong price capture and demand in Asia.
These increases were partially offset by a decrease in the Agriculture reporting unit driven by distribution inventory recalibration, partially offset by positive OEM demand.
•Adjusted EBITDA margin of 35.1% for the second quarter of 2023 increased 340 basis points compared with 31.7% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 310 basis points due to strong price/cost, higher volume leverage, lower discretionary spending and favorable operational productivity, partially offset by higher employee-related costs and unfavorable mix; and

◦Acquisitions/divestitures positively impacted Adjusted EBITDA margin by 30 basis points due to the accretive impact of acquisitions, net of divestitures, on overall FMT Adjusted EBITDA margin.
•Adjusted EBITDA margin of 34.1% for the first six months of 2023 increased 200 basis points compared with 32.1% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 240 basis points due to strong price/cost, operational productivity and volume leverage, partially offset by higher employee-related costs and unfavorable mix;
◦Acquisitions/divestitures negatively impacted Adjusted EBITDA margin by 30 basis points due to the dilutive impact of acquisitions, net of divestitures, on overall FMT Adjusted EBITDA margin; and
◦Foreign currency negatively impacted Adjusted EBITDA margin by 10 basis points.

Health & Science Technologies Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Net sales	$339.5	$326.0	4%	(6%)	10%	—	4%
Adjusted EBITDA	93.7	103.6	(10%)	(19%)	9%	—	(10%)
Adjusted EBITDA margin	27.6%	31.8%	(420) bps	(420) bps	(10) bps	10 bps	(420) bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Net sales	$690.5	$641.2	8%	(2%)	11%	(1%)	8%
Adjusted EBITDA	194.4	203.4	(4%)	(13%)	10%	(1%)	(4%)
Adjusted EBITDA margin	28.2%	31.7%	(350) bps	(370) bps	—	20 bps	(350) bps

(1) Acquisitions included Iridian in May 2023 and Muon Group in November 2022.

•Net sales in the second quarter of 2023 decreased 6% domestically and increased 13% internationally. Net sales to customers outside the U.S. were approximately 56% of total segment sales in the second quarter of 2023 compared with 52% during the same period in 2022.
•Net sales in the first six months of 2023 decreased 4% domestically and increased 18% internationally. Net sales to customers outside the U.S. were approximately 57% of total segment sales in the first six months of 2023 compared with 52% during the same period in 2022.
•The change in organic net sales for both the three and six months ended June 30, 2023 was attributed to decreases in the following:
◦Scientific Fluidics & Optics reporting unit driven by lower demand from Analytical Instrumentation and Life Science original equipment manufacturers due to customer inventory recalibration, partially offset by price capture;
◦Sealing Solutions reporting unit driven by softness in the semiconductor market; and
◦Material Processing Technologies reporting unit driven by lower demand in the pharma/biopharma and food/nutrition markets, partially offset by operational execution and price capture.
These decreases were partially offset by an increase in the Performance Pneumatics Technologies reporting unit driven by strong targeted growth performance tied to fuel cells and price capture, partially offset by softness in the industrial market.
•Adjusted EBITDA margin of 27.6% for the second quarter of 2023 decreased 420 basis points compared with 31.8% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin decreased 420 basis points due to unfavorable volume leverage, higher employee-related costs and unfavorable mix, partially offset by strong price/cost as well as lower discretionary spending and lower variable compensation costs;
◦Acquisitions negatively impacted Adjusted EBITDA margin by 10 basis points due to the dilutive impact of acquisitions on overall HST Adjusted EBITDA margin; and
◦Foreign currency positively impacted Adjusted EBITDA margin by 10 basis points.
•Adjusted EBITDA margin of 28.2% for the first six months of 2023 decreased 350 basis points compared with 31.7% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:

◦Organic Adjusted EBITDA margin decreased 370 basis points due to unfavorable volume leverage, higher employee-related costs and unfavorable mix, partially offset by strong price/cost; and
◦Foreign currency positively impacted Adjusted EBITDA margin by 20 basis points.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div	Foreign Currency	Total
Net sales	$184.8	$171.2	8%	8%	—	—	8%
Adjusted EBITDA	54.5	45.1	21%	21%	—	—	21%
Adjusted EBITDA margin	29.4%	26.4%	300 bps	310 bps	—	(10) bps	300 bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div	Foreign Currency	Total
Net sales	$359.2	$335.9	7%	9%	—	(2%)	7%
Adjusted EBITDA	104.2	89.5	16%	18%	—	(2%)	16%
Adjusted EBITDA margin	29.0%	26.6%	240 bps	240 bps	—	—	240 bps

•Net sales in the second quarter of 2023 increased 14% domestically and 2% internationally. Net sales to customers outside the U.S. were approximately 48% of total segment sales in the second quarter of 2023 compared with 50% during the same period in 2022.
•Net sales in the first six months of 2023 increased 15% domestically and decreased 1% internationally. Net sales to customers outside the U.S. were approximately 48% of total segment sales in the first six months of 2023 compared with 52% during the same period in 2022.
•The change in organic net sales for both the three and six months ended June 30, 2023 was attributed to increases in the following:
◦Fire & Safety reporting unit driven by price capture, share gain with fire original equipment manufacturers, continued demand for rescue tools and operational execution; and
◦BAND-IT reporting unit driven by continued share gain in an otherwise flat automotive market.
In addition, within the Dispensing report unit, timing of North American project sales positively impacted the three and six months ended June 30, 2023 while timing of deliveries within Europe and Asia negatively impacted the three and six months ended June 30, 2023.
•Adjusted EBITDA margin of 29.4% for the second quarter of 2023 increased 300 basis points compared with 26.4% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 310 basis points due to strong price/cost, favorable mix, lower variable compensation costs, higher volume leverage and favorable operational productivity, net of higher employee-related costs; and
◦Foreign currency negatively impacted Adjusted EBITDA margin by 10 basis points.
•Adjusted EBITDA margin of 29.0% for the first six months of 2023 increased 240 basis points compared with 26.6% during the same period in 2022. The change in Adjusted EBITDA margin was attributed to the following:
◦Organic Adjusted EBITDA margin increased 240 basis points due to strong price/cost, higher volume leverage and operational productivity.

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

Select key liquidity metrics at June 30, 2023 are as follows:

(In millions)	June 30, 2023
Working capital	$1,001.3
Current ratio	3.1 to 1
Cash and cash equivalents	$457.0
Cash held outside of the United States	377.4
Revolving Credit Facility capacity	$800.0
Borrowings	79.5
Letters of credit	7.4
Revolving Credit Facility availability	$713.1

The Company believes that additional borrowings through various financing alternatives remain available, if required.

Operating Working Capital

Operating working capital, calculated as Receivables plus Inventories minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of June 30, 2023 and December 31, 2022:

(In millions)	June 30, 2023	December 31, 2022
Receivables	$455.2	$442.8
Inventories	482.5	470.9
Less: Trade accounts payable	189.7	208.9
Operating working capital	$748.0	$704.8

Operating working capital increased $43.2 million to $748.0 million during the six months ended June 30, 2023. Acquisitions and foreign currency translation contributed $18.1 million to the increase in operating working capital. The remaining increase in Operating working capital was primarily driven by Trade accounts payable, which decreased $18.5 million, due to lower purchases in anticipation of decreased volume in the second half of the year. While Inventories increased $1.7 million as compared to the prior year end, inventory reduction efforts in the second quarter of 2023 lowered first quarter elevated levels related to planned production. In addition, Receivables increased $4.9 million as a result of strong price capture.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$289.1	$192.0
Investing activities	(176.6)	(260.1)
Financing activities	(92.0)	(197.1)

Operating Activities

Cash flows provided by operating activities increased $97.1 million to $289.1 million in the six months ended June 30, 2023 primarily due to higher earnings and lower investments in working capital in 2023 as compared with 2022 primarily as a result of efforts to recalibrate inventory levels in response to normalizing market conditions.

Investing Activities

Cash flows used in investing activities decreased $83.5 million to $176.6 million in the six months ended June 30, 2023. The change is primarily due to the purchases of Nexsight and KZValve in 2022, partially offset by the purchase of Iridian, the purchase of marketable securities and higher capital expenditures in 2023.

Financing Activities

Cash flows used in financing activities decreased $105.1 million to $92.0 million in the six months ended June 30, 2023 from $197.1 million in the prior year period. The decrease was primarily the result of lower repurchases of common stock, which were $109.4 million higher during the prior year period.

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

The following table reconciles free cash flow to cash flows provided by operating activities:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Cash flows provided by operating activities	$289.1	$192.0
Less: capital expenditures	48.2	31.7
Free cash flow	$240.9	$160.3
Free cash flow as a percent of adjusted net income attributable to IDEX	74.4%	52.8%

The increase in free cash flow as compared to 2022 is due to lower investments in working capital discussed above in 2023 as compared with 2022, partially offset by higher capital expenditures.

Cash Requirements

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $48.2 million and $31.7 million in the first six months of 2023 and 2022, respectively.

Share Repurchases

During the six months ended June 30, 2023, the Company repurchased 5,400 shares at a cost of $1.1 million, of which $0.1 million did not settle until July 2023. As of June 30, 2023, the amount of share repurchase authorization remaining was $562.8 million. For additional information regarding the Company’s share repurchase program, refer to Note 14 in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $93.9 million during the six months ended June 30, 2023 compared with $86.9 million during the six months ended June 30, 2022.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Credit Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2023, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 21.03 to 1 for covenant calculation purposes and the leverage ratio was 1.52 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

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

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic net sales, Adjusted gross profit, Adjusted gross margin, Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX
Change in net sales	8%	4%	8%	6%
- Net impact from acquisitions/divestitures	(1%)	10%	—	4%
- Impact from foreign currency	(1%)	—	—	(1%)
Change in organic net sales	10%	(6%)	8%	3%

	Six Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX
Change in net sales	13%	8%	7%	9%
- Net impact from acquisitions/divestitures	4%	11%	—	6%
- Impact from foreign currency	(1%)	(1%)	(2%)	(1%)
Change in organic net sales	10%	(2%)	9%	4%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	$378.0	$356.9	$760.5	$699.4
+ Fair value inventory step-up charges	—	0.4	—	0.4
Adjusted gross profit	$378.0	$357.3	$760.5	$699.8

Net sales	$846.2	$796.1	$1,691.6	$1,547.2

Gross margin	44.7%	44.8%	45.0%	45.2%
Adjusted gross margin	44.7%	44.9%	45.0%	45.2%

3. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reported net income attributable to IDEX	$138.6	$138.2	$278.4	$278.2
+ Restructuring expenses and asset impairments	3.6	2.8	4.1	2.8
+ Tax impact on restructuring expenses and asset impairments	(0.8)	(0.7)	(0.9)	(0.7)
+ Fair value inventory step-up charges	—	0.4	—	0.4
+ Tax impact on fair value inventory step-up charges	—	(0.1)	—	(0.1)
- Gains on sales of assets	—	—	—	(2.7)
+ Tax impact on gains on sales of assets	—	—	—	0.6
+ Credit loss on note receivable from collaborative partner(1)	7.7	—	7.7	—
+ Tax impact on credit loss on note receivable from collaborative partner	(1.6)	—	(1.6)	—
+ Acquisition-related intangible asset amortization	23.2	16.9	46.8	32.2
+ Tax impact on acquisition-related intangible asset amortization	(5.3)	(3.9)	(10.5)	(7.3)
Adjusted net income attributable to IDEX	$165.4	$153.6	$324.0	$303.4

(1) Represents a reserve on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reported diluted EPS attributable to IDEX	$1.82	$1.81	$3.66	$3.65
+ Restructuring expenses and asset impairments	0.05	0.04	0.06	0.04
+ Tax impact on restructuring expenses and asset impairments	(0.01)	(0.01)	(0.01)	(0.01)
+ Fair value inventory step-up charges	—	—	—	—
+ Tax impact on fair value inventory step-up charges	—	—	—	—
- Gains on sales of assets	—	—	—	(0.03)
+ Tax impact on gains on sales of assets	—	—	—	0.01
+ Credit loss on note receivable from collaborative partner(1)	0.10	—	0.10	—
+ Tax impact on credit loss on note receivable from collaborative partner	(0.02)	—	(0.02)	—
+ Acquisition-related intangible asset amortization	0.31	0.22	0.62	0.42
+ Tax impact on acquisition-related intangible asset amortization	(0.07)	(0.04)	(0.14)	(0.10)
Adjusted diluted EPS attributable to IDEX	$2.18	$2.02	$4.27	$3.98

Diluted weighted average shares outstanding	75.9	76.1	75.9	76.2

(1) Represents a reserve on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

4. Reconciliations of Net Income to Adjusted EBITDA (dollars in millions)

	Three Months Ended June 30,
	2023					2022
	FMT	HST	FSDP	Corporate	IDEX	FMT		HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$138.5	$—		$—	$—	$—	$138.1
+ Provision for income taxes	—	—	—	—	40.0	—		—	—	—	39.0
+ Interest expense	—	—	—	—	13.3	—		—	—	—	9.5
- Other income (expense) - net	—	—	—	—	(8.3)	—		—	—	—	—
Operating income (loss)	103.3	67.5	50.6	(21.3)	200.1	82.9	—	86.5	39.9	(22.7)	186.6
+ Other income (expense) - net	0.4	(0.2)	(0.3)	(8.2)	(8.3)	0.2		1.2	0.5	(1.9)	—
+ Depreciation	4.1	7.8	2.3	0.2	14.4	4.2		6.1	2.1	0.1	12.5
+ Amortization	5.7	15.9	1.6	—	23.2	5.6		9.7	1.6	—	16.9
+ Fair value inventory step-up charges	—	—	—	—	—	0.4		—	—	—	0.4
+ Restructuring expenses and asset impairments	0.6	2.7	0.3	—	3.6	1.7		0.1	1.0	—	2.8
+ Credit loss on note receivable from collaborative partner(1)	—	—	—	7.7	7.7	—		—	—	—	—
Adjusted EBITDA	$114.1	$93.7	$54.5	$(21.6)	$240.7	$95.0		$103.6	$45.1	$(24.5)	$219.2

Net sales (eliminations)	$325.1	$339.5	$184.8	$(3.2)	$846.2	$299.9		$326.0	$171.2	$(1.0)	$796.1

Net income margin					16.4%						17.3%
Adjusted EBITDA margin	35.1%	27.6%	29.4%	n/m	28.4%	31.7%		31.8%	26.4%	n/m	27.5%

(1) Represents a reserve on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

	Six Months Ended June 30,
	2023					2022
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$278.3	$—	$—	$—	$—	$278.0
+ Provision for income taxes	—	—	—	—	80.0	—	—	—	—	79.5
+ Interest expense	—	—	—	—	26.4	—	—	—	—	19.0
- Other income (expense) - net	—	—	—	—	(7.7)	—	—	—	—	2.3
Operating income (loss)	199.8	145.0	96.6	(49.0)	392.4	163.3	170.1	80.4	(39.6)	374.2
+ Other income (expense) - net	0.9	(0.5)	(0.5)	(7.6)	(7.7)	1.8	1.4	2.1	(3.0)	2.3
+ Depreciation	7.2	15.1	4.4	0.5	27.2	8.1	12.2	4.2	0.2	24.7
+ Amortization	11.7	31.8	3.3	—	46.8	9.3	19.6	3.3	—	32.2
+ Fair value inventory step-up charges	—	—	—	—	—	0.4	—	—	—	0.4
+ Restructuring expenses and asset impairments	0.7	3.0	0.4	—	4.1	1.7	0.1	1.0	—	2.8
- Gains on sales of assets	—	—	—	—	—	(1.2)	—	(1.5)	—	(2.7)
+ Credit loss on note receivable from collaborative partner(1)	—	—	—	7.7	7.7	—	—	—	—	—
Adjusted EBITDA	$220.3	$194.4	$104.2	$(48.4)	$470.5	$183.4	$203.4	$89.5	$(42.4)	$433.9

Net sales (eliminations)	$646.9	$690.5	$359.2	$(5.0)	$1,691.6	$571.9	$641.2	$335.9	$(1.8)	$1,547.2

Net income margin					16.4%					18.0%
Adjusted EBITDA margin	34.1%	28.2%	29.0%	n/m	27.8%	32.1%	31.7%	26.6%	n/m	28.0%

(1) Represents a reserve on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, anticipated changes in the second half of 2023, anticipated future acquisition behavior, availability of cash and financing alternatives and the anticipated benefits of the Company’s recent acquisitions, including the acquisitions of Nexsight, KZValve, Muon Group and Iridian, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets and adverse developments affecting the financial services industry; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the impact of health epidemics and pandemics and terrorist attacks and wars, which could have an adverse impact on the Company's business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to market risks disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 17 in Part I, Item 1, “Legal Proceedings,” and such disclosure is incorporated by reference into this Item 1, “Legal Proceedings.”

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2023 to April 30, 2023	1,400	$199.60	1,400	$563,561,945
May 1, 2023 to May 31, 2023	2,900	198.86	2,900	562,982,346
June 1, 2023 to June 30, 2023	1,100	198.79	1,100	562,763,657
Total	5,400	$199.59	5,400	$562,763,657

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description

10.1**, *	IDEX Management Incentive Compensation Plan, as Amended and Restated on June 21, 2023

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: July 27, 2023