Form 10-Q
period 2023-09-30
IDEX CORP /DE/
filed 2023-10-26
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 20, 2023: 75,625,539.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$793.4	$824.0	$2,485.0	$2,371.2
Cost of sales	443.8	442.2	1,374.9	1,290.0
Gross profit	349.6	381.8	1,110.1	1,081.2
Selling, general and administrative expenses	165.9	161.9	529.9	483.7
Restructuring expenses and asset impairments	4.1	17.7	8.2	21.1
Operating income	179.6	202.2	572.0	576.4
Gain on sale of business	(93.8)	(34.8)	(93.8)	(34.8)
Other (income) expense - net	(2.1)	(1.0)	5.6	(3.3)
Interest expense	13.7	9.6	40.1	28.6
Income before income taxes	261.8	228.4	620.1	585.9
Provision for income taxes	52.8	49.7	132.8	129.2
Net income	209.0	178.7	487.3	456.7
Net loss attributable to noncontrolling interest	0.1	—	0.2	0.2
Net income attributable to IDEX	$209.1	$178.7	$487.5	$456.9

Earnings per common share:
Basic earnings per common share attributable to IDEX	$2.76	$2.37	$6.44	$6.02
Diluted earnings per common share attributable to IDEX	$2.75	$2.36	$6.42	$6.00

Share data:
Basic weighted average common shares outstanding	75.6	75.4	75.6	75.8
Diluted weighted average common shares outstanding	75.9	75.8	75.9	76.1

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$209.0	$178.7	$487.3	$456.7
Other comprehensive loss:
Pension and other postretirement adjustments, net of tax	(0.3)	0.6	(0.8)	1.8
Cumulative translation adjustment	(58.1)	(94.9)	(19.2)	(196.3)
Other comprehensive loss	(58.4)	(94.3)	(20.0)	(194.5)
Comprehensive income	150.6	84.4	467.3	262.2
Comprehensive loss attributable to noncontrolling interest	0.1	—	0.2	0.2
Comprehensive income attributable to IDEX	$150.7	$84.4	$467.5	$262.4
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$562.7	$430.2
Receivables - net of allowance for credit losses of $6.9 and $8.0, respectively	430.6	442.8
Inventories - net	446.6	470.9
Other current assets	78.3	55.4
Total current assets	1,518.2	1,399.3
Property, plant and equipment - net of accumulated depreciation of $539.6 and $516.7, respectively	421.5	382.1
Goodwill	2,677.3	2,638.1
Intangible assets - net	919.6	947.8
Other noncurrent assets	133.0	144.6
Total assets	$5,669.6	$5,511.9
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$176.3	$208.9
Accrued expenses	262.0	289.1
Current portion of long-term borrowings - net	0.7	—
Dividends payable	48.5	45.6
Total current liabilities	487.5	543.6
Long-term borrowings - net	1,320.8	1,468.7
Deferred income taxes	279.3	264.2
Other noncurrent liabilities	194.8	195.8
Total liabilities	2,282.4	2,472.3
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,962,648 shares at September 30, 2023 and 90,064,988 shares at December 31, 2022	0.9	0.9
Additional paid-in capital	836.1	817.2
Retained earnings	3,874.0	3,531.7
Treasury stock at cost: 14,337,849 shares at September 30, 2023 and 14,451,032 shares at December 31, 2022	(1,177.7)	(1,184.3)
Accumulated other comprehensive loss	(146.2)	(126.2)
Total shareholders’ equity	3,387.1	3,039.3
Noncontrolling interest	0.1	0.3
Total equity	3,387.2	3,039.6
Total liabilities and equity	$5,669.6	$5,511.9
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2023	$835.1	$3,713.4	$(98.2)	$10.4	$(1,182.0)	$3,278.7	$0.2	$3,278.9
Net income (loss)	—	209.1	—	—	—	209.1	(0.1)	209.0
Cumulative translation adjustment	—	—	(58.1)	—	—	(58.1)	—	(58.1)
Net change in retirement obligations (net of tax of $—)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Net issuance of 29,360 shares of common stock (net of tax of $0.4)	—	—	—	—	4.3	4.3	—	4.3
Share-based compensation	1.9	—	—	—	—	1.9	—	1.9
Cash dividends declared - $0.64 per common share outstanding	—	(48.5)	—	—	—	(48.5)	—	(48.5)
Balance, September 30, 2023	$837.0	$3,874.0	$(156.3)	$10.1	$(1,177.7)	3,387.1	$0.1	$3,387.2

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2022	$810.0	$3,313.8	$(163.6)	$(6.2)	$(1,165.8)	$2,788.2	$(0.2)	$2,788.0
Net income	—	178.7	—	—	—	178.7	—	178.7
Cumulative translation adjustment	—	—	(94.9)	—	—	(94.9)	—	(94.9)
Net change in retirement obligations (net of tax of $—)	—	—	—	0.6	—	0.6	—	0.6
Net issuance of 28,034 shares of common stock (net of tax of $0.4)	—	—	—	—	3.6	3.6	—	3.6
Repurchase of 166,433 shares of common stock	—	—	—	—	(30.9)	(30.9)	—	(30.9)
Share-based compensation	2.9	—	—	—	—	2.9	—	2.9
Cash dividends declared - $0.60 per common share outstanding	—	(45.4)	—	—	—	(45.4)	—	(45.4)
Balance, September 30, 2022	$812.9	$3,447.1	$(258.5)	$(5.6)	$(1,193.1)	$2,802.8	$(0.2)	$2,802.6

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$818.1	$3,531.7	$(137.1)	$10.9	$(1,184.3)	$3,039.3	$0.3	$3,039.6
Net income (loss)	—	487.5	—	—	—	487.5	(0.2)	487.3
Cumulative translation adjustment	—	—	(19.2)	—	—	(19.2)	—	(19.2)
Net change in retirement obligations (net of tax of $(0.2))	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net issuance of 120,767 shares of common stock (net of tax of $2.5)	—	—	—	—	7.7	7.7	—	7.7
Repurchase of 5,400 shares of common stock	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Share-based compensation	18.9	—	—	—	—	18.9	—	18.9
Cash dividends declared - $1.92 per common share outstanding	—	(145.2)	—	—	—	(145.2)	—	(145.2)
Balance, September 30, 2023	$837.0	$3,874.0	$(156.3)	$10.1	$(1,177.7)	3,387.1	$0.1	$3,387.2

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	456.9	—	—	—	456.9	(0.2)	456.7
Cumulative translation adjustment	—	—	(196.3)	—	—	(196.3)	—	(196.3)
Net change in retirement obligations (net of tax of $0.7)	—	—	—	1.8	—	1.8	—	1.8
Net issuance of 117,656 shares of common stock (net of tax of $2.5)	—	—	—	—	3.9	3.9	—	3.9
Repurchase of 788,623 shares of common stock	—	—	—	—	(146.7)	(146.7)	—	(146.7)
Share-based compensation	16.4	—	—	—	—	16.4	—	16.4
Cash dividends declared - $1.80 per common share outstanding	—	(136.3)	—	—	—	(136.3)	—	(136.3)
Balance, September 30, 2022	$812.9	$3,447.1	$(258.5)	$(5.6)	$(1,193.1)	$2,802.8	$(0.2)	$2,802.6
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$487.3	$456.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of business	(93.8)	(34.8)
Asset impairments	0.8	17.0
Credit loss on note receivable from collaborative partner	7.7	—
Depreciation	41.9	37.0
Amortization of intangible assets	70.6	49.2
Share-based compensation expense	18.9	16.4
Deferred income taxes	(1.8)	0.2
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables	11.6	(62.5)
Inventories	24.5	(99.6)
Other current assets	0.3	(4.8)
Trade accounts payable	(30.2)	25.6
Deferred revenue	5.6	(24.7)
Accrued expenses	(34.0)	13.1
Other - net	6.3	1.3
Net cash flows provided by operating activities	515.7	390.1
Cash flows from investing activities
Capital expenditures	(68.3)	(48.0)
Acquisition of businesses, net of cash acquired	(110.3)	(232.6)
Proceeds from sale of business, net of cash remitted	110.3	49.4
Purchases of marketable securities	(24.6)	—
Other - net	2.9	6.8
Net cash flows used in investing activities	(90.0)	(224.4)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	40.0
Payments under revolving credit facilities	—	(40.0)
Proceeds from issuance of 5.13% Senior Notes	100.0	—
Payment of 3.20% Senior Notes	(100.0)	—
Payments under Term Facility	(150.0)	—
Cash dividends paid to shareholders	(142.3)	(132.2)
Net proceeds from stock option exercises	7.7	3.9
Repurchases of common stock	(1.1)	(146.3)
Other - net	(1.0)	—
Net cash flows used in financing activities	(286.7)	(274.6)
Effect of exchange rate changes on cash and cash equivalents	(6.5)	(65.8)
Net increase (decrease) in cash and cash equivalents	132.5	(174.7)
Cash and cash equivalents at beginning of year	430.2	855.4
Cash and cash equivalents at end of period	$562.7	$680.7

Supplemental cash flow information
Cash paid for:
Interest	$30.5	$18.9
Income taxes	147.1	129.5

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s Condensed Consolidated Financial Statements.

2.    Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Company’s Condensed Consolidated Balance Sheets from their respective dates of acquisition. The results of operations of Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) (acquired February 28, 2022), KZ CO. (“KZValve”) (acquired May 2, 2022), Muon B.V. and its subsidiaries (“Muon Group”) (acquired November 18, 2022) and Iridian Spectral Technologies ("Iridian") (acquired May 19, 2023) have been included in the Company’s Condensed Consolidated Statements of Income since the respective dates of acquisition. The results of operations of Micropump, Inc. (“Micropump”) (sold on August 3, 2023) and Knight LLC (“Knight”) (sold on September 9, 2022) have been included in the Company’s Condensed Consolidated Statements of Income through the respective dates of disposition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Condensed Consolidated Financial Statements individually or in the aggregate. In addition, the divestitures did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

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

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight in a partial stock and partial asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the Fluid & Metering Technologies (“FMT”) segment. Nexsight was acquired for cash consideration of $112.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $54.7 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

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

Muon Group

On November 18, 2022, the Company acquired the stock of Muon Group. Muon Group manufactures highly precise flowpaths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. Muon Group maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset, United Kingdom and Pune, India and operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. Muon Group was acquired for cash consideration of $713.0 million. The purchase price was funded with $342.6 million of cash on hand, $170.4 million of proceeds from the Company's Revolving Credit Facility and $200.0 million of proceeds from the Company's Term Facility. Goodwill and intangible assets recognized as part of this transaction were $394.4 million and $319.1 million, respectively. The goodwill is not deductible for tax purposes.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$52.0
Property, plant and equipment	59.1
Goodwill	394.4
Intangible assets	319.1
Other noncurrent assets	9.6
Total assets acquired	834.2
Current liabilities	(26.7)
Deferred income taxes	(83.8)
Other noncurrent liabilities	(10.7)
Net assets acquired	$713.0

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

Acquisition-Related Costs

The Company incurred $1.8 million and $5.4 million of acquisition-related costs during the three and nine months ended September 30, 2023, respectively, and $2.7 million and $5.3 million of acquisition-related costs during the three and nine months ended September 30, 2022, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential acquisitions, including those that ultimately were not completed.

The Company also recorded a $1.2 million fair value inventory step-up charge associated with the completed 2023 acquisition of Iridian in Cost of sales during the three and nine months ended September 30, 2023, and $0.1 million and $0.3 million of fair value inventory step-up charges associated with the completed 2022 acquisitions of Nexsight and KZValve, respectively, in Cost of sales during the nine months ended September 30, 2022.

Divestitures

The Company periodically reviews its businesses for their strategic fit within its core businesses and customers and may from time to time sell various businesses or assets for a variety of reasons. Any resulting gain or loss recognized due to divestitures is recorded within Gain on sale of business in the Condensed Consolidated Statements of Income.

On August 3, 2023, the Company completed the sale of Micropump for proceeds of $110.3 million, net of cash remitted, resulting in a pre-tax gain on the sale of $93.8 million. The divestiture resulted in $22.7 million of income tax expense in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2023. Micropump was its own reporting unit and its results were reported within the HST segment.

On September 9, 2022, the Company completed the sale of Knight for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million. The divestiture resulted in $5.5 million of income tax expense in the

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022. The results of Knight were reported in the Water reporting unit within the FMT segment.

3. Collaborative Investments

During 2021 and 2022, a subsidiary of IDEX funded a total of $7.2 million in promissory notes as an investment in a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses, which aligns with IDEX’s Fire & Safety/Diversified Products (“FSDP”) segment’s strategic plan. On a quarterly basis, the Company evaluates whether an allowance for credit losses is required for these promissory notes and measures the allowance using the current expected credit loss model. While the Company continues to retain certain convertible equity rights as well as a secured interest in the intellectual property of the start-up company, during the second quarter of 2023, IDEX concluded it would not provide additional funding to the start-up at that time. As a result of the Company’s analysis of the recoverability of its investment during the second quarter of 2023, IDEX determined that its investment may no longer be recoverable. As a result, IDEX recorded a credit loss of $7.7 million in Other expense (income) - net in the Condensed Consolidated Statements of Income and a reserve in Other noncurrent assets on the Condensed Consolidated Balance Sheets for the full amount of the principal and accrued interest outstanding.

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

The HST segment designs, produces and distributes a wide range of precision fluidics, positive displacement pumps, powder and liquid processing technologies, drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment and precision photonic solutions. HST serves a variety of end markets, including food and beverage, life sciences, analytical instruments, pharmaceutical and biopharmaceutical, industrial, semiconductor, automotive/transportation, medical/dental, energy, cosmetics, marine, chemical, wastewater and water treatment, research and aerospace/defense markets.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Fluid & Metering Technologies
External customers	$300.5	$307.4	$945.7	$878.8
Intersegment sales	0.6	0.2	2.3	0.7
Total segment sales	301.1	307.6	948.0	879.5
Health & Science Technologies
External customers	312.7	344.3	1,001.4	984.3
Intersegment sales	0.5	0.7	2.3	1.9
Total segment sales	313.2	345.0	1,003.7	986.2
Fire & Safety/Diversified Products
External customers	180.2	172.3	537.9	508.1
Intersegment sales	0.4	0.1	1.9	0.2
Total segment sales	180.6	172.4	539.8	508.3
Intersegment eliminations	(1.5)	(1.0)	(6.5)	(2.8)
Net sales	$793.4	$824.0	$2,485.0	$2,371.2
ADJUSTED EBITDA
Fluid & Metering Technologies	$103.6	$104.4	$323.9	$287.8
Health & Science Technologies	84.4	101.4	278.8	304.8
Fire & Safety/Diversified Products	52.8	47.8	157.0	137.3
Segment Adjusted EBITDA	240.8	253.6	759.7	729.9
Corporate and other(1)	(15.3)	(22.2)	(63.7)	(64.6)
Adjusted EBITDA	225.5	231.4	696.0	665.3
Interest expense	(13.7)	(9.6)	(40.1)	(28.6)
Depreciation	(14.7)	(12.3)	(41.9)	(37.0)
Amortization	(23.8)	(17.0)	(70.6)	(49.2)
Fair value inventory step-up charges	(1.2)	—	(1.2)	(0.4)
Restructuring expenses and asset impairments	(4.1)	—	(8.2)	(2.8)
Net impact from the exit of a COVID-19 testing application(2)	—	1.1	—	1.1
Gain on sale of business	93.8	34.8	93.8	34.8
Gains on sales of assets	—	—	—	2.7
Credit loss on note receivable from collaborative partner(3)	—	—	(7.7)	—
Income before income taxes	$261.8	$228.4	$620.1	$585.9

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other.
(2) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in the HST segment in 2022 that did not reoccur in 2023. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.
(3) Represents a reserve recorded on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Fluid & Metering Technologies	$1,700.0	$1,676.9
Health & Science Technologies	2,997.3	2,931.1
Fire & Safety/Diversified Products	797.2	771.8
Corporate and other	175.1	132.1
Total assets	$5,669.6	$5,511.9

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

Revenue by reporting unit for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pumps	$94.7	$102.6	$309.0	$304.5
Water	79.8	82.1	261.2	228.1
Energy	53.7	51.3	160.1	144.3
Agriculture	39.2	42.1	117.9	112.5
Valves	33.7	29.5	99.8	90.1
Intersegment elimination	(0.6)	(0.2)	(2.3)	(0.7)
Fluid & Metering Technologies	300.5	307.4	945.7	878.8
Scientific Fluidics & Optics(1)	162.1	172.4	509.7	462.8
Performance Pneumatic Technologies	60.0	64.1	195.4	191.2
Sealing Solutions	59.2	64.9	186.3	203.1
Material Processing Technologies	29.7	34.6	90.4	103.1
Micropump(2)	2.2	9.0	21.9	26.0
Intersegment elimination	(0.5)	(0.7)	(2.3)	(1.9)
Health & Science Technologies	312.7	344.3	1,001.4	984.3
Fire & Safety	112.0	100.6	328.0	296.1
Dispensing	41.9	42.8	122.8	128.2
BAND-IT	26.7	29.0	89.0	84.0
Intersegment elimination	(0.4)	(0.1)	(1.9)	(0.2)
Fire & Safety/Diversified Products	180.2	172.3	537.9	508.1
Net sales	$793.4	$824.0	$2,485.0	$2,371.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(1) The three and nine months ended September 30, 2022 include the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 12 for further detail.

(2) Revenue from Micropump (sold on August 3, 2023) has been included in the Company’s Condensed Consolidated Statements of Income through the date of disposition. See Note 2 for further detail.

Revenue by geographical region for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$168.4	$139.2	$94.4	$402.0
North America, excluding U.S.	15.5	3.2	8.8	27.5
Europe	52.3	106.0	39.0	197.3
Asia	43.1	57.8	29.0	129.9
Other(1)	21.8	7.0	9.4	38.2
Intersegment elimination	(0.6)	(0.5)	(0.4)	(1.5)
Net sales	$300.5	$312.7	$180.2	$793.4

	Three Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX
U.S.(2)	$178.4	$175.0	$93.5	$446.9
North America, excluding U.S.	20.4	3.3	8.4	32.1
Europe(2)	47.2	93.0	36.8	177.0
Asia	39.1	67.4	25.4	131.9
Other(1)	22.5	6.3	8.3	37.1
Intersegment elimination	(0.2)	(0.7)	(0.1)	(1.0)
Net sales	$307.4	$344.3	$172.3	$824.0

	Nine Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$525.9	$437.3	$280.5	$1,243.7
North America, excluding U.S.	52.8	16.6	25.4	94.8
Europe	163.0	338.1	126.1	627.2
Asia	137.0	189.6	80.4	407.0
Other(1)	69.3	22.1	27.4	118.8
Intersegment elimination	(2.3)	(2.3)	(1.9)	(6.5)
Net sales	$945.7	$1,001.4	$537.9	$2,485.0

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX
U.S.(2)	$498.9	$484.7	$255.0	$1,238.6
North America, excluding U.S.	54.3	20.3	27.8	102.4
Europe(2)	147.7	276.8	123.8	548.3
Asia	116.8	187.0	75.4	379.2
Other(1)	61.8	17.4	26.3	105.5
Intersegment elimination	(0.7)	(1.9)	(0.2)	(2.8)
Net sales	$878.8	$984.3	$508.1	$2,371.2

(1) Other includes: South America, Middle East, Australia and Africa.

(2) The HST segment includes the acceleration of $17.9 million of previously deferred revenue related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application, of which $9.5 million was recognized in the U.S. and $8.4 million was recognized in Europe in both the three and nine months ended September 30, 2022. See Note 12 for further detail.

Performance Obligations

A majority of the Company's contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation, extended warranty, software and/or maintenance services. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation.

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. For performance obligations satisfied at a point in time, revenue is recognized when control transfers to the customer, typically upon shipment. For performance obligations in which the Company transfers control of a product or service over time, revenue is recognized over time as work is performed. Typically, this results when the Company performs services over time or the Company creates a product with no alternative use and has an enforceable right to payment for its performance to date. Revenue from products and services transferred to customers at a point in time and over time was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from products transferred at a point in time	95%	96%	95%	96%
Revenue from products and services transferred over time	5%	4%	5%	4%

Contract Balances

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on the Condensed Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	September 30, 2023	December 31, 2022
Billed receivables	$413.4	$421.3
Unbilled receivables	9.4	10.0
Total customer receivables	$422.8	$431.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Billings in excess of revenue recognized, advance payments and deposits represent contract liabilities and are included in deferred revenue which is classified as current or noncurrent based on when the Company expects to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The composition of deferred revenue was as follows:

	September 30, 2023	December 31, 2022
Deferred revenue - current	$48.9	$44.7
Deferred revenue - noncurrent	15.8	15.0
Total deferred revenue	$64.7	$59.7

6.    Earnings Per Common Share

Diluted earnings per common share (“EPS”) attributable to IDEX is computed by dividing Net income attributable to IDEX by the weighted average number of common shares outstanding (basic) plus common stock equivalents outstanding (diluted) for the period. Common stock equivalents consist of restricted stock, performance share units and stock options, which have been included in the calculation of weighted average common shares outstanding using the treasury stock method.

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

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	75.6	75.4	75.6	75.8
Dilutive effect of restricted stock, performance share units and stock options	0.3	0.4	0.3	0.3
Diluted weighted average common shares outstanding	75.9	75.8	75.9	76.1

Options to purchase shares of common stock that were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Antidilutive shares not included in Diluted EPS attributable to IDEX	0.2	0.5	0.2	0.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
7.    Balance Sheet Components

	September 30, 2023	December 31, 2022
INVENTORIES
Raw materials and component parts	$289.7	$301.2
Work in process	47.0	54.3
Finished goods	109.9	115.4
Inventories - net	$446.6	$470.9
ACCRUED EXPENSES
Payroll and related items	$91.7	$102.7
Management incentive compensation	9.7	26.4
Income taxes payable	17.9	30.2
Insurance	10.6	11.2
Warranty	8.0	8.1
Deferred revenue	48.9	44.7
Lease liability	21.0	21.6
Restructuring	3.4	1.4
Accrued interest	13.6	5.5
Pension and retiree medical obligations	3.3	3.3
Other	33.9	34.0
Accrued expenses	$262.0	$289.1
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$53.4	$55.1
Transition tax payable	5.0	9.1
Deferred revenue	15.8	15.0
Lease liability	96.9	96.6
Other	23.7	20.0
Other noncurrent liabilities	$194.8	$195.8

8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$800.9	$1,644.8	$393.0	$2,838.7
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2023	780.2	1,495.0	362.9	2,638.1
Foreign currency translation	(1.3)	(6.1)	(1.3)	(8.7)
Acquisitions	—	53.6	—	53.6
Measurement period adjustments	(1.8)	3.3	—	1.5
Divestitures	—	(7.2)	—	(7.2)
Balance at September 30, 2023	$777.1	$1,538.6	$361.6	$2,677.3

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
the fair value of the reporting unit below its carrying value. In the first nine months of 2023, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2022, all reporting units had fair values in excess of their carrying values.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2023 and December 31, 2022:

	At September 30, 2023				At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.8	$(2.0)	$0.8	12	$2.9	$(1.8)	$1.1
Trade names	180.8	(71.5)	109.3	15	186.5	(71.4)	115.1
Customer relationships	793.7	(225.0)	568.7	13	772.2	(184.9)	587.3
Unpatented technology	210.5	(63.9)	146.6	12	207.1	(57.8)	149.3
Software	4.8	(1.5)	3.3	5	4.8	(0.7)	4.1
Total amortized intangible assets	1,192.6	(363.9)	828.7		1,173.5	(316.6)	856.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,283.5	$(363.9)	$919.6		$1,264.4	$(316.6)	$947.8

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2022, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first nine months of 2023, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $23.8 million and $70.6 million for the three and nine months ended September 30, 2023, respectively. Amortization of intangible assets was $17.0 million and $49.2 million for the three and nine months ended September 30, 2022, respectively. Based on the intangible asset balances as of September 30, 2023, expected amortization expense for the remaining three months of 2023 and for the years 2024 through 2027 is as follows:

Maturity of Intangible Assets	Estimated Amortization
2023 (excluding the nine months ended September 30, 2023)	$23.4
2024	90.2
2025	88.8
2026	87.0
2027	83.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
9.   Borrowings

Borrowings at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
3.20% Senior Notes, due June 2023	$—	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
5.13% Senior Notes, due June 2028	100.0	—
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million Revolving Credit Facility, due November 2027(1)	76.9	77.7
$200.0 million Term Facility, due November 2027(2)	50.0	200.0
Other borrowings	2.5	0.1
Total borrowings	1,329.4	1,477.8
Less current portion	0.7	—
Less deferred debt issuance costs	6.8	7.9
Less unaccreted debt discount	1.1	1.2
Long-term borrowings	$1,320.8	$1,468.7

(1) At September 30, 2023, there was $76.9 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.95% and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Credit Facility of approximately $715.9 million.

(2) The Term Facility has a weighted average interest rate of 6.10%. During the third quarter of 2023, the Company repaid $150.0 million of the $200.0 million previously outstanding under the Term Facility.

At September 30, 2023, the Company was in compliance with covenants contained in the credit agreement associated with the Revolving Credit Facility as well as other long-term debt agreements.

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

The Purchase Agreement contains certain covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, transfer or sell assets, create liens, incur indebtedness, transact with affiliates and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio, interest coverage ratio and priority debt ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all notes then outstanding under the Purchase Agreement will become due and payable immediately without further action or notice. In the case of payment events of default, any holder of

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
such notes affected thereby may declare all of the notes outstanding under the Purchase Agreement held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the notes then outstanding under the Purchase Agreement may declare all of such notes to be due and payable immediately, in each case subject to certain cure and notice provisions.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2023 and December 31, 2022:

	Basis of Fair Value Measurements
	September 30, 2023	December 31, 2022
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$9.1	$7.5
Available-for-sale securities - equities(2)	24.6	—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.

(2) At September 30, 2023, the securities are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The following table provides the fair value of the outstanding indebtedness described in Note 9, which is based on quoted market prices and current market rates for debt with similar credit risk and maturity, as well as the carrying value. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less deferred debt issuance costs	$1,135.4	$1,328.3	$1,328.7	$1,476.6

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
11.    Leases

The Company has commitments under operating leases for certain office facilities, warehouses, manufacturing plants, equipment (which includes both office and plant equipment) and vehicles used in its operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Certain leases can include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. The Company does not include renewal periods in any of the leases’ terms until the renewal is executed as they are generally not reasonably certain of being exercised. The Company does not have any material purchase options.

Certain of the Company’s lease agreements contain provisions for future rent increases or have rental payments that are adjusted periodically for inflation or based on usage. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company does not have any significant leases that have not yet commenced.

Supplemental balance sheet information related to leases as of September 30, 2023 and December 31, 2022 was as follows:

	Balance Sheet Caption	September 30, 2023	December 31, 2022
Right-of-Use (“ROU”) Assets:
Building ROU assets - net	Other noncurrent assets	$106.3	$104.4
Equipment ROU assets - net	Other noncurrent assets	6.5	5.6
Total ROU assets - net		$112.8	$110.0
Lease Liabilities:
Current lease liabilities	Accrued expenses	$21.0	$21.6
Noncurrent lease liabilities	Other noncurrent liabilities	96.9	96.6
Total lease liabilities		$117.9	$118.2

The components of lease cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost (1)	$8.5	$11.4	$24.2	$27.8
Variable lease cost	0.6	0.6	1.9	1.8
Total lease cost	$9.1	$12.0	$26.1	$29.6

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$24.8	$28.1
Right-of-use assets obtained in exchange for new lease liabilities	17.6	7.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Other supplemental information related to leases as of September 30, 2023 and December 31, 2022 was as follows:

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Building and equipment	7.14	7.43
Vehicles	2.61	2.14
Weighted-average discount rate:
Building and equipment	3.68%	3.41%
Vehicles	2.81%	1.70%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at September 30, 2023 have scheduled maturities as follows:

Maturity of Lease Liabilities
2023 (excluding the nine months ended September 30, 2023)	$6.4
2024	19.6
2025	22.3
2026	19.5
2027	15.5
Thereafter	52.0
Total lease payments	135.3
Less: Imputed interest	(17.4)
Present value of lease liabilities	$117.9

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

2023 Initiative

During the three and nine months ended September 30, 2023, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of current market conditions, contract termination costs and asset impairments.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Pre-tax restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30, 2023
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.8	$0.6	$0.3	$1.7
Health & Science Technologies	1.5	—	—	1.5
Fire & Safety/Diversified Products	0.4	—	—	0.4
Corporate/Other	0.5	—	—	0.5
Restructuring expenses and asset impairments	$3.2	$0.6	$0.3	$4.1

	Nine Months Ended September 30, 2023
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.0	$0.6	$0.8	$2.4
Health & Science Technologies	4.5	—	—	4.5
Fire & Safety/Diversified Products	0.8	—	—	0.8
Corporate/Other	0.5	—	—	0.5
Restructuring expenses and asset impairments	$6.8	$0.6	$0.8	$8.2

2022 Initiative

During the three and nine months ended September 30, 2022, the restructuring costs incurred by the Company primarily related to asset impairments. In addition, the Company also incurred severance costs related to employee reductions.

In the second quarter of 2020, the Company engaged in the development of a COVID-19 testing application with a customer at one of the Company’s businesses in the HST segment. As part of this contract, the customer fully funded the $28.7 million investment needed to complete the development and production of microfluidic cartridges during 2020 and 2021. The costs incurred by the Company were primarily recorded as Property, plant and equipment – net in the Condensed Consolidated Balance Sheets and were being depreciated over the expected life of the assets, while the reimbursement was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets and was being recognized as units were shipped.

In the third quarter of 2022, the Company was informed by the customer of its decision to discontinue further investment in commercializing its COVID-19 testing application. This event was deemed a triggering event, which required an interim impairment test be performed on the Property, plant and equipment related to this contract, resulting in an impairment charge of $16.8 million that was recorded as Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income during three and nine months ended September 30, 2022. In addition, the Company accelerated previously deferred revenue of $17.9 million related to units that are no longer expected to be shipped and recorded it as Net sales in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Pre-tax restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.1	$—	$—	$0.1
Health & Science Technologies	0.4	—	16.8	17.2
Fire & Safety/Diversified Products	0.4	—	—	0.4
Corporate/Other	—	—	—	—
Restructuring expenses and asset impairments	$0.9	$—	$16.8	$17.7

	Nine Months Ended September 30, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.6	$0.3	$0.2	$2.1
Health & Science Technologies	0.6	—	16.8	17.4
Fire & Safety/Diversified Products	1.4	—	—	1.4
Corporate/Other	0.2	—	—	0.2
Restructuring expenses and asset impairments	$3.8	$0.3	$17.0	$21.1

Restructuring accruals reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2023	$1.4
Restructuring expenses	7.4
Payments, utilization and other	(5.4)
Balance at September 30, 2023	$3.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
13.    Other Comprehensive Loss

The components of Other comprehensive loss are as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(58.1)	$—	$(58.1)	$(94.9)	$—	$(94.9)
Pension and other postretirement adjustments	(0.3)	—	(0.3)	0.6	—	0.6
Total other comprehensive loss	$(58.4)	$—	$(58.4)	$(94.3)	$—	$(94.3)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(19.2)	$—	$(19.2)	$(196.3)	$—	$(196.3)
Pension and other postretirement adjustments	(1.0)	0.2	(0.8)	2.5	(0.7)	1.8
Total other comprehensive loss	$(20.2)	$0.2	$(20.0)	$(193.8)	$(0.7)	$(194.5)

The amounts reclassified from Accumulated other comprehensive loss to Net income during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Income Statement Caption
Pension and other postretirement plans:
Amortization of actuarial (gains) losses and prior service costs	$(0.3)	$0.6	$(1.0)	$2.5	Other (income) expense - net
Total before tax	(0.3)	0.6	(1.0)	2.5
Provision for income taxes	—	—	0.2	(0.7)
Total net of tax	$(0.3)	$0.6	$(0.8)	$1.8

14.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Credit Facility. During the nine months ended September 30, 2023, the Company repurchased a total of 5,400 shares at a cost of $1.1 million. During the nine months ended September 30, 2022, the Company repurchased a total of 788,623 shares at a cost of $146.3 million, of which $0.5 million was settled in October 2022. As of September 30, 2023, the amount of share repurchase authorization remaining was $562.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average fair value of grants	$56.47	$52.91	$60.49	$41.90
Dividend yield	1.20%	1.16%	1.07%	1.14%
Volatility	26.78%	25.99%	27.17%	25.16%
Risk-free interest rate	4.26%	3.35%	4.12%	1.87%
Expected life (in years)	4.50	4.90	4.50	4.90

Total compensation cost for stock options is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$0.1	$0.1	$0.5	$0.4
Selling, general and administrative expenses(1)	1.0	0.7	8.2	6.6
Total expense before income taxes	1.1	0.8	8.7	7.0
Income tax benefit	(0.2)	(0.1)	(0.8)	(0.6)
Total expense after income taxes	$0.9	$0.7	$7.9	$6.4

(1) The three months ended September 30, 2023 include $0.4 million of higher expense due to timing of accelerated stock compensation costs for retiree eligible participants, net of $0.2 million of executive forfeitures compared with the same period in 2022. The nine months ended September 30, 2023 include $1.5 million of higher expense compared with the same period in 2022 as it relates to the timing of accelerated stock compensation costs for retiree eligible participants.

A summary of the Company’s stock option activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Outstanding at January 1, 2023	1,015,572	$161.45	6.94	$67.9
Granted	225,115	224.90
Exercised	(87,217)	143.37
Forfeited	(71,833)	200.60
Outstanding at September 30, 2023	1,081,637	$173.52	6.82	$40.9
Vested and expected to vest as of September 30, 2023	1,048,823	$172.37	6.76	$40.7
Exercisable at September 30, 2023	595,028	$148.02	5.44	$35.8

As of September 30, 2023, there was $10.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	104,382	$179.45
Granted	41,075	219.72
Vested	(22,992)	173.91
Forfeited	(12,220)	201.97
Unvested at September 30, 2023	110,245	$193.11

Total compensation cost for restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$0.1	$—	$0.4	$0.2
Selling, general and administrative expenses(1)	1.0	2.2	4.0	5.4
Total expense before income taxes	1.1	2.2	4.4	5.6
Income tax benefit	(0.2)	(0.4)	(0.9)	(1.0)
Total expense after income taxes	$0.9	$1.8	$3.5	$4.6

(1) The three and nine months ended September 30, 2023 include $1.1 million and $0.6 million, respectively, of lower expense due to timing of accelerated stock compensation costs for retiree eligible participants compared with the same period in 2022.

As of September 30, 2023, there was $7.3 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 are presented in the following table:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2023	57,356	$228.33
Granted	20,705	225.34
Vested	(15,981)	229.03
Forfeited	(3,420)	208.02
Unvested at September 30, 2023	58,660	$208.02

Total compensation cost for cash-settled restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$—	$—	$0.2	$—
Selling, general and administrative expenses	0.6	1.1	2.1	1.1
Total expense before income taxes	0.6	1.1	2.3	1.1
Income tax benefit	—	—	(0.1)	—
Total expense after income taxes	$0.6	$1.1	$2.2	$1.1

As of September 30, 2023, there was $4.8 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of the Company’s performance share unit activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	70,915	$236.66
Granted	28,030	308.18
Vested	(18,105)	226.86
Forfeited	(12,050)	262.44
Unvested at September 30, 2023	68,790	$265.22

On January 31, 2023, 18,105 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended January 31, 2023, the Company achieved a 173% payout factor and issued 31,334 common shares in February 2023 for awards that vested in 2023.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Total compensation cost for performance share units is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expenses(1)	(0.3)	0.2	5.7	4.0
Total expense before income taxes	(0.3)	0.2	5.7	4.0
Income tax benefit	(0.1)	—	(0.3)	(0.1)
Total expense after income taxes	$(0.4)	$0.2	$5.4	$3.9

(1) The three months ended September 30, 2023 include $1.0 million of lower expense due to executive forfeitures, net of $0.4 million of higher expense due to timing of accelerated stock compensation costs for retiree eligible participants compared with the same period in 2022. The nine months ended September 30, 2023 include $2.0 million of higher expense as it relates to the timing of accelerated stock compensation costs for retiree eligible participants, net of $0.7 million of executive forfeitures when compared with the same period in 2022.

As of September 30, 2023, there was $3.1 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

16.   Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other post-retirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended September 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$0.3	$—	$0.5
Interest cost	0.1	0.6	0.1	0.2
Expected return on plan assets	(0.1)	(0.4)	(0.1)	(0.4)
Net amortization	—	(0.1)	0.1	0.2
Net periodic cost	$0.1	$0.4	$0.1	$0.5

	Pension Benefits
	Nine Months Ended September 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$0.9	$0.1	$1.4
Interest cost	0.3	2.0	0.2	0.7
Expected return on plan assets	(0.2)	(1.2)	(0.2)	(1.0)
Net amortization	0.1	(0.4)	0.2	0.6
Net periodic cost	$0.3	$1.3	$0.3	$1.7

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$0.1	$0.2	$0.3	$0.5
Interest cost	0.2	0.1	0.6	0.4
Net amortization	(0.2)	(0.1)	(0.7)	(0.3)
Net periodic cost	$0.1	$0.2	$0.2	$0.6

The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees and the interest cost, expected return on plan assets and net amortization components in Other expense (income) - net in the Condensed Consolidated Statements of Income.

The Company expects to contribute approximately $3.9 million to its defined benefit plans and $1.1 million to its other post-retirement benefit plans in 2023. During the first nine months of 2023, the Company contributed a total of $3.9 million to fund these plans.

17.    Commitments and Contingencies

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

18.   Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes and the effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$52.8	$49.7	$132.8	$129.2
Effective tax rate	20.2%	21.8%	21.4%	22.1%

The decrease in the effective tax rate for both the three and nine months ended September 30, 2023 is primarily due to the tax benefit related to the finalization of the impact of research expenditure capitalization on the foreign derived intangible income deduction and the reduction of Global Intangible Low-Tax Income (“GILTI”) as a result of the tax amortization of goodwill related to the Muon Group acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes in this quarterly report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K and under the heading “Cautionary Statement Under the Private Securities Litigation Reform Act” discussed elsewhere in this quarterly report.

This discussion includes certain non-GAAP financial measures that have been defined and reconciled to the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the headings “Non-GAAP Disclosures” and “Free Cash Flow.” This discussion also includes Operating working capital, which has been defined under the heading “Liquidity and Capital Resources.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Overview

IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business as well as by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are important factors that influence the demand for IDEX’s products.

Third Quarter Highlights

Select key financial results for the three months ended September 30, 2023 when compared to the same period in the prior year are as follows:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	% / bps Change
Net sales	$793.4	$824.0	(4%)
Adjusted net sales*	793.4	806.1	(2%)
Organic net sales growth*			(6%)
Gross profit	349.6	381.8	(8%)
Adjusted gross profit*	350.8	363.9	(4%)
Net income attributable to IDEX	209.1	178.7	17%
Adjusted net income attributable to IDEX*	160.6	161.9	(1%)
Adjusted EBITDA*	225.5	231.4	(3%)
Diluted EPS attributable to IDEX	2.75	2.36	17%
Adjusted diluted EPS attributable to IDEX*	2.12	2.14	(1%)
Cash flows from operating activities	226.6	198.1	14%
Free cash flow*	206.5	181.8	14%
Gross margin	44.1%	46.3%	(220) bps
Adjusted gross margin*	44.2%	45.1%	(90) bps
Net income margin	26.3%	21.7%	460 bps
Adjusted EBITDA margin*	28.4%	28.7%	(30) bps
*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”

During the three months ended September 30, 2023, the Company delivered strong operating performance. While continued customer inventory recalibration, largely within the Company’s Health & Science Technologies segment, resulted in lower sales volumes, the Company realized strong price/cost and achieved favorable operational productivity across its segments. Net income attributable to IDEX also reflects a $71.1 million gain, net of tax, on the divestiture of the Company’s Micropump business, which was sold in August 2023. Cash flow from operating activities was $226.6 million during the quarter, an increase of 14% compared to the same prior year period, driven primarily by inventory reduction efforts. Strong operating cash flow resulted in record free cash flow of $206.5 million during the quarter.

The Company believes its customer destocking efforts are largely complete and expects orders to begin to stabilize and lead times to return to more normalized levels during the fourth quarter of 2023.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	% / bps Change	2023	2022	% / bps Change
Net sales	$793.4	$824.0	(4%)	$2,485.0	$2,371.2	5%
Cost of sales	443.8	442.2	—%	1,374.9	1,290.0	7%
Gross profit	349.6	381.8	(8%)	1,110.1	1,081.2	3%
Gross margin	44.1%	46.3%	(220) bps	44.7%	45.6%	(90) bps
Selling, general and administrative expenses	165.9	161.9	2%	529.9	483.7	10%
Restructuring expenses and asset impairments	4.1	17.7	(77%)	8.2	21.1	(61%)
Operating income	179.6	202.2	(11%)	572.0	576.4	(1%)
Gain on sale of business	(93.8)	(34.8)	170%	(93.8)	(34.8)	170%
Other (income) expense - net	(2.1)	(1.0)	110%	5.6	(3.3)	(270%)
Interest expense	13.7	9.6	43%	40.1	28.6	40%
Income before income taxes	261.8	228.4	15%	620.1	585.9	6%
Provision for income taxes	52.8	49.7	6%	132.8	129.2	3%
Effective tax rate	20.2%	21.8%	(160) bps	21.4%	22.1%	(70) bps
Net income attributable to IDEX	$209.1	$178.7	17%	$487.5	$456.9	7%
Diluted earnings per common share attributable to IDEX	$2.75	$2.36	17%	$6.42	$6.00	7%

Net Sales

Net sales for the three months ended September 30, 2023 decreased 4% as compared to the same prior year period. Organic sales decreased 6% driven by the impact of current market conditions on volumes in the Health & Science Technologies businesses, partially offset by price capture across all segments. This decrease, combined with the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application in 2022 that did not reoccur in 2023 (see Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail), was partially offset by acquisition-related growth, net of divestitures, of 3% (see Note 2 in the Notes to Condensed Consolidated Financial Statements for further detail on acquisitions and divestitures) and a favorable impact from foreign currency translation.

Net sales for the nine months ended September 30, 2023 increased 5% as compared to the same prior year period driven by a 5% increase in acquisitions, net of divestitures, and a 1% increase in organic sales. Price capture offset the impact of lower volumes in the Health & Science Technologies segment as well as the acceleration of previously deferred revenue in 2022 that did not reoccur in 2023, both of which are discussed above.

In the three months ended September 30, 2023, net sales decreased 10% domestically and increased 4% internationally, and sales to customers outside the U.S. were approximately 49% of total sales in the third quarter of 2023 compared with 46% during the same period in 2022. In the nine months ended September 30, 2023, net sales were flat domestically and increased 10% internationally, and sales to customers outside the U.S. were approximately 50% of total sales in the first nine months of 2023 compared with 48% during the same period in 2022.

Cost of Sales

Cost of sales for both the three and nine months ended September 30, 2023 increased due to acquisitions, net of divestitures, inflation and higher employee-related costs, partially offset by lower sales volume.

Gross Profit and Gross Margin

Gross profit and Gross margin for the three and nine months ended September 30, 2023 were positively impacted by strong operational productivity and price/cost and negatively impacted by lower volume leverage, unfavorable mix and higher employee-related costs. While acquisitions, net of divestitures, as well as the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application in 2022 that did not reoccur in 2023 also positively impacted Gross profit, they resulted in a dilutive impact to overall Gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2023 increased primarily due to the $11.0 million impact from acquisitions, including amortization, net of divestitures. Excluding this impact, selling, general and administrative expenses decreased by $7.0 million as compared with the same prior year period primarily due to lower employee-related costs, including the impact of executive forfeitures recorded during the current year period as well as the timing of retirement eligibility of participants.

Selling, general and administrative expenses in the nine months ended September 30, 2023 increased primarily due to the $40.0 million impact from acquisitions, including amortization, net of divestitures, as well as increases in employee-related costs, which include accelerated stock compensation costs for retiree eligible participants.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments decreased in both the three and nine months ended September 30, 2023 primarily due to an asset impairment charge of $16.8 million related to the exit of a COVID-19 testing application in 2022, partially offset by higher severance costs in 2023 incurred in conjunction with cost mitigation efforts as a result of current market conditions. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

Gain on Sale of Business

In the third quarter of 2023, the Company completed the sale of Micropump for proceeds of $110.3 million, net of cash remitted, resulting in a pre-tax gain on the sale of $93.8 million. In the third quarter of 2022, the Company completed the sale of Knight for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million.

Other (Income) Expense - Net

Other (income) expense - net increased to $2.1 million of income in the three months ended September 30, 2023 compared to $1.0 million of income during the same period in 2022. The increase was primarily due to higher interest earned in 2023.

Other (income) expense - net decreased to $5.6 million of expense in the nine months ended September 30, 2023 compared to $3.3 million of income during the same period in 2022. The increase in expense was primarily due to a $7.7 million credit loss reserve on a note receivable from a collaborative partner (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail), higher foreign currency transaction losses and $2.7 million of gains on the sale of assets in 2022 that did not reoccur in 2023, partially offset by higher interest earned in 2023.

Interest Expense

Interest expense for the three and nine months ended September 30, 2023 increased compared to the same period in 2022 due to the borrowings incurred under the Revolving Credit Facility and the Term Facility in connection with the Muon Group acquisition in November 2022 as well as higher interest rates on the Company’s indebtedness.

Income Taxes

The effective tax rates of 20.2% and 21.4% for the three and nine months ended September 30, 2023, respectively, decreased as compared with the effective tax rates of 21.8% and 22.1% during the same periods in 2022 primarily due to the finalization of both research expenditure capitalization on foreign derived income as well as the reduction of tax related to the treatment of the acquisition of Muon Group acquisition.

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 4 in the Notes to Condensed Consolidated Financial Statements.

Within its three reportable segments, the Company maintains 12 reporting units where the Company focuses on organic growth and strategic acquisitions. Management’s primary measurements of segment performance are sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

FMT	HST(1)	FSDP

Pumps	Scientific Fluidics & Optics	Fire & Safety
Water	Sealing Solutions	Dispensing
Energy	Performance Pneumatic Technologies	BAND-IT
Valves	Material Processing Technologies
Agriculture

(1) The results of operations of Micropump (sold on August 3, 2023) have been included in the Company’s Condensed Consolidated Statements of Income through the date of disposition.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Net sales	38%	39%	23%	100%	38%	40%	22%	100%
Adjusted EBITDA(1)	43%	35%	22%	100%	42%	37%	21%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $15.3 million and $63.7 million for the three and nine months ended September 30, 2023, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$168.4	$178.4	(6%)
International sales	132.7	129.2	3%
Net sales(2)	301.1	307.6	(2%)	(1%)	(2%)	1%	(2%)
Adjusted EBITDA	$103.6	$104.4	(1%)	—	(1%)	—	(1%)
Adjusted EBITDA margin	34.4%	33.9%	50 bps	50 bps	—	—	50 bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic(3)	Acq/Div(1)(3)	Foreign Currency	Total
Domestic sales	$525.9	$498.9	5%
International sales	422.1	380.6	11%
Net sales(2)	948.0	879.5	8%	6%	2%	—	8%
Adjusted EBITDA	$323.9	$287.8	13%	11%	2%	—	13%
Adjusted EBITDA margin	34.2%	32.7%	150 bps	170 bps	(20) bps	—	150 bps

(1) Divestitures included Knight sold in September 2022.

(2) Net sales to customers outside the U.S. were approximately 44% of total segment sales in the third quarter of 2023 compared with 42% during the same period in 2022 and approximately 45% of total segment sales in the first nine months of 2023 compared with 43% during the same period in 2022.

(3) Based on the timing of the acquisitions, Nexsight results for the first three months of 2023 and KZValve results for the first four months of 2023 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

•Organic net sales for both the three and nine months ended September 30, 2023 was positively impacted by the following:
◦Water reporting unit driven by price capture, favorability in the municipal water market, targeted growth performance and operational execution;
◦Energy reporting unit driven by operational execution related to backlog reduction, improved supply chain conditions, price capture and growth initiatives; and
◦Valves reporting unit driven by strong price capture and demand in Asia.
Organic net sales for both the three and nine months ended September 30, 2023 was negatively impacted by the Agriculture reporting unit driven by distribution inventory recalibration, partially offset by positive OEM demand.
In addition, within the Pumps reporting unit, strong price capture only partially offset the impact of softness in the industrial market during the three months ended September 30, 2023, while strong price capture and operational execution more than offset the impact of softness in the industrial market during the nine months ended September 30, 2023.
•The increase in Adjusted EBITDA margin for both the three and nine months ended September 30, 2023 was primarily due to strong price/cost, favorable operational productivity and lower discretionary spending, partially offset by lower volume leverage and higher employee-related costs. In addition, unfavorable mix negatively impacted the nine months ended September 30, 2023.

Health & Science Technologies Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Other(2)	Foreign Currency	Total
Domestic sales	$139.2	$175.0	(20%)
International sales	174.0	170.0	2%
Net sales(3)	313.2	345.0	(9%)	(15%)	10%	(5%)	1%	(9%)
Adjusted net sales(4)	313.2	327.1	(4%)	(15%)	10%	—	1%	(4%)
Adjusted EBITDA	84.4	101.4	(17%)	(25%)	8%	—	—	(17%)
Adjusted EBITDA margin	26.9%	31.0%	(410) bps	(370) bps	(40) bps	—	—	(410) bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div(1)	Other(2)	Foreign Currency	Total
Domestic sales	$437.3	$484.7	(10%)
International sales	566.4	501.5	13%
Net sales(3)	1,003.7	986.2	2%	(6%)	10%	(2%)	—	2%
Adjusted net sales(4)	1,003.7	968.3	4%	(6%)	10%	—	—	4%
Adjusted EBITDA	278.8	304.8	(9%)	(18%)	9%	—	—	(9%)
Adjusted EBITDA margin	27.8%	31.5%	(370) bps	(370) bps	(10) bps	—	10 bps	(370) bps

(1) Acquisitions included Iridian acquired in May 2023 and Muon Group acquired in November 2022. Divestitures included Micropump sold in August 2023.

(2) Includes the impact of the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023. See Note 12 in the Notes to Consolidated Financial Statements for further detail.

(3) Net sales to customers outside the U.S. were approximately 56% of total segment sales in the third quarter of 2023 compared with 49% during the same period in 2022 and approximately 56% of total segment sales in the first nine months of 2023 compared with 51% during the same period in 2022.

(4) Adjusted net sales is a non-GAAP measure. Adjusted net sales is calculated as net sales less the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application. See the reconciliation of adjusted net sales to its most directly comparable financial measure under the heading “Non-GAAP Disclosures.” Adjusted net sales is used in the calculation of Adjusted EBITDA margin for the three and nine months ended September 30, 2022. See Note 12 in the Notes to Consolidated Financial Statements for further detail.
•The decrease in organic net sales for both the three and nine months ended September 30, 2023 was attributed to decreases in the following:
◦Scientific Fluidics & Optics reporting unit driven by lower demand from Analytical Instrumentation and Life Science original equipment manufacturers due to customer inventory recalibration and market slowing, partially offset by price capture;
◦Sealing Solutions reporting unit driven by softness in the semiconductor market; and
◦Material Processing Technologies reporting unit driven by lower demand in the pharma/biopharma and food/nutrition markets, partially offset by operational execution related to backlog reduction and price capture.
In addition, within the Performance Pneumatics Technologies reporting unit, price capture only partially offset the impact of softness in the industrial market during the three months ended September 30, 2023, while targeted growth performance and price capture more than offset the impact of softness in the industrial market during the nine months ended September 30, 2023.
•The decrease in Adjusted EBITDA margin for both the three and nine months ended September 30, 2023 was primarily due to lower volume leverage and unfavorable mix, partially offset by strong price/cost, favorable operational productivity and lower discretionary spending. In addition, higher employee-related costs negatively impacted Adjusted EBITDA during the nine months ended September 30, 2023.

Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$94.4	$93.5	1%
International sales	86.2	78.9	9%
Net sales(1)	180.6	172.4	5%	3%	—	2%	5%
Adjusted EBITDA	52.8	47.8	10%	8%	—	2%	10%
Adjusted EBITDA margin	29.3%	27.8%	150 bps	150 bps	—	—	150 bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$280.5	$255.0	10%
International sales	259.3	253.3	2%
Net sales(1)	539.8	508.3	6%	7%	—	(1%)	6%
Adjusted EBITDA	157.0	137.3	14%	14%	—	—	14%
Adjusted EBITDA margin	29.1%	27.0%	210 bps	210 bps	—	—	210 bps

(1) Net sales to customers outside the U.S. were approximately 48% of total segment sales in the third quarter of 2023 compared with 46% during the same period in 2022 and approximately 48% of total segment sales in the first nine months of 2023 compared with 50% during the same period in 2022.

•The change in organic net sales for both the three and nine months ended September 30, 2023 was attributed to an increase in the Fire & Safety reporting unit driven by price capture, continued demand for rescue tools, improved supply chain conditions and operational execution. This increase was partially offset by a decrease in the Dispensing report unit driven by timing of deliveries within Europe and Asia, partially offset by higher North American project sales. In addition, within the BAND-IT reporting unit, continued share gain in an otherwise flat automotive market positively impacted the three months ended September 30, 2023 while a decline in the aerospace and energy markets negatively impacted the three and nine months ended September 30, 2023.
•The increase in Adjusted EBITDA margin for both the three and nine months ended September 30, 2023 was primarily due to strong price/cost and favorable operational productivity, partially offset by unfavorable mix as well as higher employee-related costs and discretionary spending. In addition, lower volume leverage negatively impacted the three months ended September 30, 2023, while higher volume leverage positively impacted the nine months ended September 30, 2023.

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

Select key liquidity metrics at September 30, 2023 are as follows:

(In millions)	September 30, 2023
Working capital	$1,030.7
Current ratio	3.1 to 1
Cash and cash equivalents	$562.7
Cash held outside of the United States	427.7
Revolving Credit Facility capacity	$800.0
Borrowings	76.9
Letters of credit	7.2
Revolving Credit Facility availability	$715.9

The Company believes that additional borrowings through various financing alternatives remain available, if required.

Operating Working Capital

Operating working capital, calculated as Receivables plus Inventories minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of September 30, 2023 and December 31, 2022:

(In millions)	September 30, 2023	December 31, 2022
Receivables	$430.6	$442.8
Inventories	446.6	470.9
Less: Trade accounts payable	176.3	208.9
Operating working capital	$700.9	$704.8

Operating working capital decreased $3.9 million to $700.9 million during the nine months ended September 30, 2023. Acquisitions, divestitures and foreign currency translation contributed $3.7 million to the decrease in Operating working capital. Reduced inventory levels were largely offset by lower levels of accounts payable and strong price capture partially offset the impact of lower volume on Receivables.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$515.7	$390.1
Investing activities	(90.0)	(224.4)
Financing activities	(286.7)	(274.6)

Operating Activities

Cash flows provided by operating activities increased $125.6 million to $515.7 million in the nine months ended September 30, 2023 primarily due to lower investments in working capital in 2023 as a result of efforts to recalibrate inventory levels in response to normalizing market conditions. The prior year period included investments in operating working capital related to higher volumes and increased inventories to support production amid supply chain challenges.

Investing Activities

Cash flows used in investing activities decreased during the nine months ended September 30, 2023 primarily due to the purchase of Iridian in 2023 for $110.3 million as compared with the purchases of Nexsight and KZValve in 2022 for $232.6 million as well as proceeds of $110.3 million in 2023 from the sale of Micropump as compared with $49.4 million in 2022 from the sale of Knight. These decreases in cash flows used in investing activities were partially offset by higher capital expenditures of $68.3 million in 2023 as compared with $48.0 million in 2022 and the purchase of marketable securities in 2023 for $24.6 million.

Financing Activities

Cash flows used in financing activities during the nine months ended September 30, 2023 primarily consisted of payments of $150.0 million on the Term Facility and dividends of $142.3 million paid to common shareholders. Cash flows used in financing activities during the nine months ended September 30, 2022 primarily consisted of the repurchase of 788,623 shares for $146.3 million and dividends of $132.2 million paid to common shareholders.

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

The following table reconciles free cash flow to cash flows provided by operating activities:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash flows provided by operating activities	$515.7	$390.1
Less: capital expenditures	68.3	48.0
Free cash flow	$447.4	$342.1
Free cash flow as a percent of adjusted net income attributable to IDEX	92.3%	73.5%

The increase in free cash flow as compared to 2022 is due to lower investments in working capital in 2023 as discussed above as compared with 2022, partially offset by higher capital expenditures.

Cash Requirements

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $68.3 million and $48.0 million in the first nine months of 2023 and 2022, respectively.

Share Repurchases

During the nine months ended September 30, 2023, the Company repurchased 5,400 shares at a cost of $1.1 million. As of September 30, 2023, the amount of share repurchase authorization remaining was $562.8 million. For additional information regarding the Company’s share repurchase program, refer to Note 14 in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $142.3 million during the nine months ended September 30, 2023 compared with $132.2 million during the nine months ended September 30, 2022.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Credit Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2023, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 18.62 to 1 for covenant calculation purposes and the leverage ratio was 1.42 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings reaffirmed the Company’s corporate credit rating of BBB (stable outlook) in August 2023.

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

Non-GAAP Disclosures

Set forth below are reconciliations of Organic net sales, Adjusted net sales, Adjusted gross profit, Adjusted gross margin, Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to their respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

Management believes that Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is useful to investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations as well as a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that Adjusted EBITDA margin is useful for the same reason as Adjusted EBITDA. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report also references free cash flow. This non-GAAP measure is discussed and reconciled to its most directly comparable U.S. GAAP measure in the section titled “Free Cash Flow.”

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX
Change in net sales	(2%)	(9%)	5%	(4%)
Net impact from acquisitions/divestitures	2%	(10%)	—%	(3%)
Impact from foreign currency	(1%)	(1%)	(2%)	(1%)
Impact from the exit of a COVID-19 testing application(1)	—%	5%	—%	2%
Change in organic net sales	(1%)	(15%)	3%	(6%)

	Nine Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX
Change in net sales	8%	2%	6%	5%
Net impact from acquisitions/divestitures	(2%)	(10%)	—%	(5%)
Impact from foreign currency	—%	—%	1%	—%
Impact from the exit of a COVID-19 testing application(1)	—%	2%	—%	1%
Change in organic net sales	6%	(6%)	7%	1%

(1) Represents the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

2. Reconciliations of Reported-to-Adjusted Gross Profit, Net Sales and Gross Margin (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit	$349.6	$381.8	$1,110.1	$1,081.2
Impact from the exit of a COVID-19 testing application(1)	—	(17.9)	—	(17.9)
Fair value inventory step-up charges	1.2	—	1.2	0.4
Adjusted gross profit	$350.8	$363.9	$1,111.3	$1,063.7

Net sales	$793.4	$824.0	$2,485.0	$2,371.2
Impact from the exit of a COVID-19 testing application(1)	—	(17.9)	—	(17.9)
Adjusted net sales	$793.4	$806.1	$2,485.0	$2,353.3

Gross margin	44.1%	46.3%	44.7%	45.6%
Adjusted gross margin	44.2%	45.1%	44.7%	45.2%

(1) Represents the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reported net income attributable to IDEX	$209.1	$178.7	$487.5	$456.9
Fair value inventory step-up charges	1.2	—	1.2	0.4
Tax impact on fair value inventory step-up charges	(0.3)	—	(0.3)	(0.1)
Restructuring expenses and asset impairments	4.1	—	8.2	2.8
Tax impact on restructuring expenses and asset impairments	(0.9)	—	(1.8)	(0.7)
Net impact from the exit of a COVID-19 testing application(1)	—	(1.1)	—	(1.1)
Tax impact on the exit of a COVID-19 testing application	—	0.3	—	0.3
Gain on sale of business	(93.8)	(34.8)	(93.8)	(34.8)
Tax impact on gain on sale of business	22.7	5.5	22.7	5.5
Gains on sales of assets	—	—	—	(2.7)
Tax impact on gains on sales of assets	—	—	—	0.6
Credit loss on note receivable from collaborative partner(2)	—	—	7.7	—
Tax impact on credit loss on note receivable from collaborative partner	—	—	(1.6)	—
Acquisition-related intangible asset amortization	23.8	17.0	70.6	49.2
Tax impact on acquisition-related intangible asset amortization	(5.3)	(3.7)	(15.8)	(11.0)
Adjusted net income attributable to IDEX	$160.6	$161.9	$484.6	$465.3

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

(2) Represents a reserve recorded on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reported diluted EPS attributable to IDEX	$2.75	$2.36	$6.42	$6.00
Fair value inventory step-up charges	0.02	—	0.02	—
Tax impact on fair value inventory step-up charges	—	—	—	—
Restructuring expenses and asset impairments	0.06	—	0.11	0.04
Tax impact on restructuring expenses and asset impairments	(0.01)	—	(0.03)	(0.01)
Net impact from the exit of a COVID-19 testing application(1)	—	(0.01)	—	(0.01)
Tax impact on the exit of a COVID-19 testing application	—	—	—	—
Gain on sale of business	(1.24)	(0.46)	(1.24)	(0.46)
Tax impact on gain on sale of business	0.30	0.07	0.30	0.07
Gains on sales of assets	—	—	—	(0.03)
Tax impact on gains on sales of assets	—	—	—	0.01
Credit loss on note receivable from collaborative partner(2)	—	—	0.10	—
Tax impact on credit loss on note receivable from collaborative partner	—	—	(0.02)	—
Acquisition-related intangible asset amortization	0.31	0.23	0.93	0.65
Tax impact on acquisition-related intangible asset amortization	(0.07)	(0.05)	(0.21)	(0.14)
Adjusted diluted EPS attributable to IDEX	$2.12	$2.14	$6.38	$6.12

Diluted weighted average shares outstanding	75.9	75.8	75.9	76.1

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

(2) Represents a reserve recorded on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

4. Reconciliations of Net Income to Adjusted EBITDA and Net Sales to Adjusted Net Sales (dollars in millions)

	Three Months Ended September 30,
	2023					2022
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$209.0	$—	$—	$—	$—	$178.7
Provision for income taxes	—	—	—	—	52.8	—	—	—	—	49.7
Interest expense	—	—	—	—	13.7	—	—	—	—	9.6
Other (income) expense - net	—	—	—	—	(2.1)	—	—	—	—	(1.0)
(Gain) on sale of business	—	—	—	—	(93.8)	—	—	—	—	(34.8)
Operating income (loss)	92.1	54.7	48.4	(15.6)	179.6	94.5	85.6	43.6	(21.5)	202.2
Other income (expense) - net	1.1	1.3	0.2	(0.5)	2.1	0.2	1.1	0.5	(0.8)	1.0
Depreciation	3.1	9.0	2.3	0.3	14.7	3.9	6.2	2.1	0.1	12.3
Amortization	5.6	16.7	1.5	—	23.8	5.8	9.6	1.6	—	17.0
Fair value inventory step-up charges	—	1.2	—	—	1.2	—	—	—	—	—
Restructuring expenses and asset impairments	1.7	1.5	0.4	0.5	4.1	—	—	—	—	—
Net impact from the exit of a COVID-19 testing application(1)	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Adjusted EBITDA	$103.6	$84.4	$52.8	$(15.3)	$225.5	$104.4	$101.4	$47.8	$(22.2)	$231.4

Net sales (eliminations)	$301.1	$313.2	$180.6	$(1.5)	$793.4	$307.6	$345.0	$172.4	$(1.0)	$824.0
Impact from the exit of a COVID-19 testing application(1)	—	—	—	—	—	—	(17.9)	—	—	(17.9)
Adjusted net sales (eliminations)	$301.1	$313.2	$180.6	$(1.5)	$793.4	$307.6	$327.1	$172.4	$(1.0)	$806.1

Net income margin					26.3%					21.7%
Adjusted EBITDA margin	34.4%	26.9%	29.3%	n/m	28.4%	33.9%	31.0%	27.8%	n/m	28.7%

(1) The net impact in the Adjusted EBITDA reconciliation represents the acceleration of previously deferred revenue of $17.9 million less the impairment charge of $16.8 million related to a customer's decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023, while the impact in the Adjusted net sales reconciliation represents only the acceleration of previously deferred revenue of $17.9 million discussed above. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

4. Reconciliations of Net Income to Adjusted EBITDA and Net Sales to Adjusted Net Sales (dollars in millions) (continued)

	Nine Months Ended September 30,
	2023					2022
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$487.3	$—	$—	$—	$—	$456.7
Provision for income taxes	—	—	—	—	132.8	—	—	—	—	129.2
Interest expense	—	—	—	—	40.1	—	—	—	—	28.6
Other (income) expense - net	—	—	—	—	5.6	—	—	—	—	(3.3)
(Gain) on sale of business	—	—	—	—	(93.8)	—	—	—	—	(34.8)
Operating income (loss)	291.9	199.7	145.0	(64.6)	572.0	257.8	255.7	124.0	(61.1)	576.4
Other income (expense) - net	2.0	0.8	(0.3)	(8.1)	(5.6)	2.0	2.5	2.6	(3.8)	3.3
Depreciation	10.3	24.1	6.7	0.8	41.9	12.0	18.4	6.3	0.3	37.0
Amortization	17.3	48.5	4.8	—	70.6	15.1	29.2	4.9	—	49.2
Fair value inventory step-up charges	—	1.2	—	—	1.2	0.4	—	—	—	0.4
Restructuring expenses and asset impairments	2.4	4.5	0.8	0.5	8.2	1.7	0.1	1.0	—	2.8
Net impact from the exit of a COVID-19 testing application(1)	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Gains on sales of assets	—	—	—	—	—	(1.2)	—	(1.5)	—	(2.7)
Credit loss on note receivable from collaborative partner(2)	—	—	—	7.7	7.7	—	—	—	—	—
Adjusted EBITDA	$323.9	$278.8	$157.0	$(63.7)	$696.0	$287.8	$304.8	$137.3	$(64.6)	$665.3

Net sales (eliminations)	$948.0	$1,003.7	$539.8	$(6.5)	$2,485.0	$879.5	$986.2	$508.3	$(2.8)	$2,371.2
Impact from the exit of a COVID-19 testing application(1)	—	—	—	—	—	—	(17.9)	—	—	(17.9)
Adjusted net sales (eliminations)	$948.0	$1,003.7	$539.8	$(6.5)	$2,485.0	$879.5	$968.3	$508.3	$(2.8)	$2,353.3

Net income margin					19.6%					19.3%
Adjusted EBITDA margin	34.2%	27.8%	29.1%	n/m	28.0%	32.7%	31.5%	27.0%	n/m	28.3%

(1) The net impact in the Adjusted EBITDA reconciliation represents the acceleration of previously deferred revenue of $17.9 million less the impairment charge of $16.8 million related to a customer's decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023, while the impact in the Adjusted net sales reconciliation represents only the acceleration of previously deferred revenue of $17.9 million discussed above. See Note 12 in the Notes to Condensed Consolidated Financial Statements for further detail.

(2) Represents a reserve recorded on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further detail.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, anticipated changes in the fourth quarter of 2023, anticipated future acquisition behavior, expectations regarding customer destocking efforts and future order stabilization and lead time, availability of cash and financing alternatives and the anticipated benefits of the Company’s recent acquisitions, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 17 in Part I, Item 1, “Commitments and Contingencies,” and such disclosure is incorporated by reference into this Item 1. “Legal Proceedings.”

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2023 to July 31, 2023	—	$—	—	$562,763,657
August 1, 2023 to August 31, 2023	—	—	—	562,763,657
September 1, 2023 to September 30, 2023	—	—	—	562,763,657
Total	—	$—	—	$562,763,657

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

10.1*,**	Termination and Release Agreement between Fast & Fluid Management B.V. and M.A. Uleman, dated as of August 31, 2023

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ ALLISON S. LAUSAS
Allison S. Lausas
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)
Date: October 26, 2023