Form 10-K
period 2023-12-31
IDEX CORP /DE/
filed 2024-02-22
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 30, 2023 closing price of $215.26) held by non-affiliates of IDEX Corporation was $16,267,670,265.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 16, 2024 was 75,644,654.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Under the Private Securities Litigation Reform Act

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s full year 2024 focus and the assumptions underlying these expectations, plant and equipment capacity for future growth, the duration of supply chain challenges, anticipated future acquisition behavior and capital deployment, expectations regarding customer destocking efforts and future order stabilization and lead time, expectations regarding market sector contraction, recovery, stabilization or growth, availability of cash and financing alternatives and the anticipated benefits of the Company’s recent acquisitions, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets and adverse developments affecting the financial services industry; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the impact of catastrophic weather events, natural disasters and public health threats; economic and political consequences resulting from terrorist attacks and wars, which could have an adverse impact on the Company's business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; cybersecurity incident; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters, and the other risk factors discussed in Item 1A, “Risk Factors” of this annual report. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

PART I

Item 1.        Business.

Overview

IDEX Corporation (“IDEX” or the “Company”) is an applied solutions provider serving niche markets worldwide. IDEX is a high-performing global enterprise committed to making trusted solutions that improve lives and are mission critical components in everyday life. Substantially all of the Company’s business activities are carried out through over 50 wholly-owned subsidiaries with shared values of Trust, Team and Excellence. IDEX’s diverse family of businesses is innovative and inquisitive in its quest to solve customers’ most challenging applied technology problems. These businesses operate with a high degree of autonomy, yet are all united by employing The IDEX Difference, a philosophy of great teams who embrace the 80/20 principle while remaining hyper-focused on serving customers. IDEX was incorporated in Delaware on September 24, 1987.

End Markets and Products

The following table summarizes the percentage of total IDEX sales generated by each end market:

IDEX Corporation
2023 End Markets
Aerospace/Defense: 2%
Industrial: 19%
Chemical: 4%
Agriculture: 4%
Other: 5%
Paint: 5%
Food & Pharma: 5%
Fire & Safety: 12%
Analytical Instruments: 6%
Automotive: 6%
Energy: 9%
Semiconductor: 7%
Life Sciences: 8%
Water: 8%

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
Agriculture

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023			Year Ended December 31, 2022
	FMT	HST	FSDP	FMT	HST	FSDP
Net sales	38%	40%	22%	37%	42%	21%
Adjusted EBITDA(1)	42%	37%	21%	39%	42%	19%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $84.6 million and $85.7 million for the years ended December 31, 2023 and 2022, respectively.

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

The following table summarizes the percentage of total FMT sales generated by each end market:

Fluid & Metering Technologies
2023 End Markets

Automotive: 1%
Other: 1%
Food & Pharma: 3%
Semiconductor: 5%
Chemical Processing: 10%
Agriculture: 11%
Energy: 18%
Water: 20%
Industrial: 31%

The following discussion describes the reporting units included in the FMT segment:

Pumps. Pumps is a leading manufacturer of rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered original equipment manufacturer pumps, strainers, gear reducers and engineered pump systems. Pumps primarily uses independent distributors to market and sell its products. Pumps is comprised of the following businesses:

•Viking Pump is a global leader in pumping solutions, with products including internal gear, external gear, vane, lobe and circumferential piston pumps, as well as parts, kits and accessories designed to support customers worldwide. With a focus on industrial applications like chemicals, polyurethane foam and asphalt; energy applications like oil transfer and glycol dehydration; and hygienic applications like biopharma, food and beverage, Viking Pump delivers proven liquid transfer pumping solutions for a wide variety of thin to viscous applications. Viking Pump maintains operations in Cedar Falls, Iowa, with locations in Windsor, Canada (Viking Pump Canada), Shannon, Ireland (IDEX Pump Technologies) and Eastbourne, England (Viking Pump Hygienic).
•Warren Rupp manufactures air-operated double diaphragm pump products (which includes Sandpiper and Versamatic products) used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products primarily serve the chemical, paint, food processing, electronics, construction, utilities, oil and gas, mining and industrial maintenance markets. Warren Rupp maintains operations in Mansfield, Ohio.
•ABEL designs and manufactures highly engineered reciprocating positive displacement pumps used for mine dewatering, back filling, transfer of mine tailings, municipal sledge and wastewater applications in a variety of end markets including mining, power, water and wastewater as well as other general industries. ABEL maintains operations in Büchen, Germany and Mansfield, Ohio and has a facility in Madrid, Spain.

Water. Water is a leading provider of metering technology, flow monitoring products and underground surveillance services for wastewater markets, as well as alloy and non-metallic gear pumps and peristaltic pumps. Water is comprised of the following businesses:

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
•iPEK, Envirosight and WinCan combined are the leading providers of integrated solutions for managing the complete lifecycle of water infrastructure assets and process workflows. Their products and solutions include sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct water system issues, automate and simplify inspection processes, improve infrastructure asset management and support distributed teams and cloud-based collaboration. MyTana and Pipeline Renewal Technologies design and build products used to clean and repair infrastructure in the sewer and drain industry. iPEK maintains operations in Hirschegg, Austria and Sulzberg, Germany. Envirosight and Pipeline Renewal Technologies maintain operations in Randolph, New Jersey and Callery, Pennsylvania. WinCan has development centers in Murten, Switzerland and Krakow, Poland. MyTana maintains operations in St. Paul, Minnesota. All entities have various sales and service outlets across the United States and Europe.
•Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Trebor maintains operations in West Jordan, Utah.
•Pulsafeeder products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Its markets include industrial and municipal water and wastewater treatment, oil and gas, power generation, chemical and hydrocarbon processing and swimming pools. Pulsafeeder serves these markets by producing hydraulic and mechanical diaphragm pumps, rotary pumps, peristaltic pumps and controllers. Pulsafeeder maintains operations in Rochester, New York and Punta Gorda, Florida.

Energy. Energy is a leading supplier of flow meters, small volume provers, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors and terminal automation control systems. Energy is comprised of the following businesses:

•Advanced Flow Solutions (“AFS”) consists of the Company’s Corken, Liquid Controls and SAMPI businesses. Products for Liquid Controls and SAMPI consist of positive displacement flow meters as well as electronic registration and control products, including mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling and industrial metering and dispensing of refined liquids and gases. Corken products consist of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps and small horsepower reciprocating piston compressors in the oil, gas and industrial markets. AFS maintains operations in Oklahoma City, Oklahoma (Corken and Liquid Controls products) and Altopascio, Italy (SAMPI products).
•Toptech supplies terminal automation hardware and software to control and manage inventories as well as transactional data and invoicing to customers in the oil, gas and refined-fuels markets. Toptech maintains operations in Longwood, Florida and Zwijndrecht, Belgium.
•Flow MD engineers and manufactures small volume provers that ensure custody transfer accuracy in the oil and gas market. Flow MD maintains operations in Phoenix, Arizona.

Valves. Valves is a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets as well as a leading producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids. Valves is comprised of the following businesses:

•Richter and Aegis produce superior solutions for demanding and complex pump and valve applications in the process industry as well as specialty chemical processing valves for use in the chemical, petro-chemical, pharmaceutical, energy and battery industries. Richter and Aegis maintain operations in Kempen, Germany; Suzhou, China; Vadodara, India and Geismar, Louisiana.
•Alfa Valvole and OBL manufacture specialty valve products used in various industrial fields for fluid control, in both gas and liquid form, in all sectors of plant engineering, cosmetics, detergents, food industry, electric energy, pharmaceutical, chemical plants, petrochemical plants, oil, heating/air conditioning and also on ships, ferries and marine oil platforms. Alfa Valvole and OBL maintain operations in Cassorezzo, Italy.

Agriculture.  Agriculture consists of the following businesses:
•Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Its products are used in agricultural and industrial applications. Banjo maintains operations in Crawfordsville, Indiana and has distribution facilities in Didam, the Netherlands and Valinhos, Brazil.
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

The following table summarizes the percentage of total HST sales generated by each end market:

Health & Science Technologies
2023 End Markets
Aerospace/Defense: 4%
Life Sciences: 20%
Energy: 5%
Medical/Dental: 5%
Other: 6%
Automotive: 7%
Industrial: 15%
Food & Pharma: 11%
Analytical Instruments: 14%
Semiconductor: 13%

The following discussion describes the reporting units included in the HST segment:

Scientific Fluidics & Optics. Scientific Fluidics & Optics is a global authority in life science fluidics, optics, microfluidics and photonics and the movement of liquids and gases in critical applications, offering a diverse set of technologies, expertise, capabilities and product solutions across numerous market segments. Scientific Fluidics & Optics is comprised of the following businesses:

•IDEX Health & Science (“IH&S”) consists of IH&S Life Science Fluidics, IH&S Life Science Optics and IH&S Microfluidics. The IH&S Life Science Fluidics technology and product portfolio consists of column hardware, degassers, fluidic connections, fluidic manifolds, pumps and pump components, sensors, refractive index detectors, valves and fluidics sub-systems. The IH&S Life Science Optics technology and product portfolio consists of illumination light engines, optical filters, optical subsystems, sensors, cameras and camera imaging objectives. IH&S Microfluidics includes thinXXS Microtechnology, a global leader in developing and producing microfluidic systems, components and consumables serving the point of care diagnostic and digital polymerase chain reaction markets. IH&S serves the life science optics, chromatography, mass spectrometry, in-vitro diagnostics/biotech fluidics and fluidic connections markets. IH&S maintains operations in Bristol, Connecticut; Carlsbad, California; Middleboro,

Massachusetts; Oak Harbor, Washington; Rochester, New York; Rohnert Park, California; Zweibruken, Germany and Saitama, Japan.
•IDEX Optical Technologies consists of Advanced Thin Films, CVI Laser Optics, CVI Infrared Optics and Iridian Spectral Technologies. The technology and product portfolio consists of polarization optics, windows, optical filters, beamsplitters, lenses, waveplates, monolithic, optics, lens assemblies, imaging assemblies, shutters optical subsystems and detector integration. IDEX Optical Technologies serves the semiconductor metrology, satellite optical communications, defense, aerospace and remote sensing, additive manufacturing, laser material processing, laser communications, telecommunications and life science markets. The businesses maintain operations in Albuquerque, New Mexico; Boulder, Colorado; Didam, the Netherlands; Whetstone, England; and Ottawa, Canada.
•Muon Group manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications within the medical, semiconductor, food processing, digital printing and filtration markets. The group includes LouwersHanique, Veco, Millux, Tecan and Atul, which have critical technical expertise in precision and tolerances for different materials, from metals and glass to plastics and ceramics. The business maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset, England; and Pune, India.
•STC Material Solutions specializes in the design and manufacturing of technical ceramics and hermetic sealing products in mission critical applications within the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. The business maintains operations in St. Albans, Vermont, with additional operations in Santa Ana, California.

Sealing Solutions.  Sealing Solutions focuses on providing special seals and related products and solutions in diversified markets. Sealing Solutions is comprised of the following businesses:

•Precision Polymer Engineering is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor, process technologies, oil and gas, pharmaceutical, electronics and food applications. Precision Polymer Engineering maintains operations in Blackburn, England and has an additional manufacturing facility in Brenham, Texas. Precision Polymer Engineering also entered into a joint venture with a third party to manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The joint venture maintains operations in Dammam, Saudi Arabia.
•FTL Seals Technology maintains operations in Leeds, England and specializes in the design and application of high integrity rotary seals, specialty bearings and other custom products for the mining, power generation and marine markets.
•SFC Koenig is a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. SFC Koenig maintains operations in Dietikon, Switzerland and has additional facilities in North Haven, Connecticut; Illerrieden, Germany and Suzhou, China.
•The Roplan businesses are global manufacturers of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Roplan maintains operations in Sweden and also has operations in Ningbo, China; Berkshire, England and Madison, Wisconsin.

Performance Pneumatic Technologies.  Performance Pneumatic Technologies provides specialized, high-performing air moving technologies across a wide array of industries. Performance Pneumatic Technologies is comprised of the following businesses:

•Gast is a leading manufacturer of air-moving products, with a core technology around fractional horsepower (under 1 hp) air compressors, vacuum pumps and air motors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure and primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing markets. Gast maintains operations in Benton Harbor, Michigan and has a logistics and commercial center in Redditch, England.
•Airtech designs and manufactures a wide range of highly-engineered pressure technology products, with a core technology around high performance blowers (2 hp and above) and pneumatic valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Airtech maintains operations in Rutherford, New Jersey and has other manufacturing operations in Linthicum Heights, Maryland; Wilmington, North Carolina; Werneck, Germany and Shenzhen, China.

Material Processing Technologies. Material Processing Technologies provides process equipment and global support service solutions that meet customer specific requirements with a focus in the pharmaceutical, food, battery and chemical markets. Material Processing Technologies is comprised of the following businesses:

•IDEX MPT, Inc., which includes Quadro, Steridose, Fitzpatrick, Microfluidics, and Matcon, maintains operations in Waterloo, Canada; Westwood, Massachusetts; Delran, New Jersey; Evesham, England; Ahmedebad, India and Shanghai, China.
◦Quadro is a leading provider of powder processing solutions for the pharmaceutical, food, personal care and chemical markets. Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratories, through the pilot phase to full scale up with production scale processing.
◦Steridose is a leading designer and manufacturer of magnetic coupled mixers and diaphragm valves for the global biopharmaceutical industry.
◦Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical and chemical sectors. Fitzpatrick designs and manufactures customized size reduction and roll compaction systems to support their customers’ product development and manufacturing processes.
◦Microfluidics is a global leader in the design and manufacture of laboratory and production equipment used in the production of micro and nano scale materials for the pharmaceutical, biologics, personal care and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform nano-emulsion formation, lipid nanoparticle creation, robust cell disruption and particle size reduction.
◦Matcon is a global leader in creating flexible material processing solutions for high value powders used in the manufacture of foods, pharmaceuticals, batteries, plastics and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry; engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications; and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses.

The following table summarizes the percentage of total FSDP sales generated by each end market:

Fire & Safety/Diversified Products
2023 End Markets

Other: 1%
Energy: 1%
Aerospace: 2%
Industrial: 6%
Automotive: 12%
Rescue Tools: 17%
Dispensing: 23%
Fire Suppression: 38%

The following discussion describes the reporting units included in the FSDP segment:

Fire & Safety.  Fire businesses produce truck-mounted and portable fire pumps, stainless steel and brass valves, monitors, nozzles, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems and mechanical components for the fire and specialty vehicle markets. Safety businesses produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control and jumping cushions for building rescue for the rescue market. Fire & Safety’s customers are original equipment manufacturers as well as public and private fire and rescue organizations. Fire & Safety maintains operations in Ocala, Florida (Class 1 and Hale products); Warwick, England (Godiva products); Wooster and Columbus, Ohio (Akron Brass and Weldon products); Ballendorf, Germany (AWG Fittings products); Shelby, North Carolina (Hurst Jaws of Life® products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products) and Zulpich, Germany (Vetter products).

Dispensing.  Dispensing businesses produce precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of such equipment focused on the architectural paints segment used in retail and commercial stores, hardware stores, home centers and paint and specialized stores as well as in some industrial settings. Dispensing maintains operations in Sassenheim, the Netherlands; Wheeling, Illinois and Sandani, India as well as multiple sales offices around the world.

BAND-IT.  BAND-IT is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. BAND-IT products are used for securing exhaust system heat and sound shields, airbags, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling and in numerous other industrial and commercial applications. BAND-IT products primarily serve the automotive, aerospace, energy, utility, municipal, cable management and general industrial markets. BAND-IT maintains operations in Denver, Colorado, with additional operations in Staveley, England.

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

Principal competitors of the FMT segment are the Pumps Group (Blackmer, Wilden and Ebsray products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities, rotary gear pumps and air-operated double-diaphragm pumps); and Ingersoll Rand’s Precision and Science Technologies (PST) division (with respect to metering, control, rotary gear pumps and air operated double-diaphragm pumps).

Principal competitors of the HST segment are the Thomas division of Ingersoll Rand (with respect to vacuum pumps and compressors); Parker Hannifin (with respect to sealing devices); Valco Instruments Co., Inc. (with respect to connections, degassers and valves); Alluxa (with respect to filters); Jenoptik (with respect to optical assemblies in life sciences); and Tecan Trading AG (with respect to the life science fluidics market).

Principal competitors of the FSDP segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps); Holmatro, Inc. (with respect to rescue tools); Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry); and Panduit Corporation (with respect to stainless steel bands, buckles and clamping systems).

Customers

In 2023, the Company did not have any customers that accounted for more than 3% of net sales. Since the Company serves a wide variety of markets, customer concentrations are not significant.

International

The Company’s products and services are available worldwide, with manufacturing operations in more than 20 countries. The businesses located outside the U.S. are primarily based in Germany, India, the Netherlands, the United Kingdom, Italy, Switzerland, Canada and China. The Company’s geographic diversity allows it to draw on the skills of a global workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products.

The following table illustrates sales to customers within and outside the U.S. as a percentage of total sales for total IDEX as well as by segment and by reporting unit for the year ended December 31, 2023:

	Domestic	International
FMT	56%	44%
Pumps	57%	43%
Water	57%	43%
Energy	64%	36%
Valves	13%	87%
Agriculture	75%	25%

HST	44%	56%
Scientific Fluidics & Optics	40%	60%
Sealing Solutions	21%	79%
Performance Pneumatic Technologies	81%	19%
Material Processing Technologies	37%	63%
Micropump(1)	21%	79%

FSDP	52%	48%
Fire & Safety	53%	47%
Dispensing	46%	54%
BAND-IT	56%	44%

IDEX	50%	50%

(1) Revenue from Micropump, Inc. (“Micropump”) (sold on August 3, 2023) has been included in the Company’s Consolidated Statements of Income through the date of disposition. See Note 2 in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail.

Shared Services

The Company has production facilities in Suzhou, China, Vadodara, India and Ahmedabad, India that support multiple business units. The Company completed an expansion of its China facility in late 2022 and its India facility in 2023 in an effort to increase its footprint in these emerging markets as the Company believes there is tremendous potential for growth across all segments. In addition, the Company expanded its facilities in Singapore and Dubai in 2022 to support growth in Southeast Asia and the Middle East. IDEX also has personnel in China, India, Dubai, Mexico, Latin America and Singapore that provide sales, marketing, product design, engineering and sourcing support to its business units in those regions, as well as personnel in various locations in South America, Southeast Asia, the Middle East, Korea and Japan to support sales and marketing efforts in those regions.

Raw Materials

The Company uses a wide variety of raw materials which are generally purchased from a large number of independent sources around the world. The Company believes it has an adequate supply of raw materials necessary to meet demand. The Company is exposed to fluctuations in commodity pricing and inflation and attempts to control these impacts through increased prices to customers and various other programs with its suppliers.

Suppliers

The Company manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by the Company are available from a large number of independent sources around the world. The Company believes it has a sufficient number of suppliers necessary to meet demand but continues to actively evaluate its current suppliers and identify alternative sources to manage supply chain constraints, if needed.

Inventory and Backlog

The Company is a short cycle business and backlog is not generally considered a significant factor as relatively short delivery periods and rapid inventory turnover are characteristic of most of the Company’s products. Even still, the Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. While backlog was elevated in recent years due to global supply chain constraints, which extended lead times, shifted customer order patterns and resulted in increased inventory to support production, customer destocking efforts in 2023 have resulted in orders stabilizing with backlog and lead times returning to more normalized levels. The Company remains focused on delivering products and services to customers and continues to actively manage inventory levels. Further, the Company has not historically experienced significant order cancellations and does not expect significant order cancellations in the future.

Government Regulations

Our compliance with federal, state and local laws and regulations, including those related to environmental, international trade, labor and employment, human rights, tax, anti-bribery and competition matters, did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 31, 2023.

Employees

At December 31, 2023, the Company had approximately 8,800 employees. Approximately 4% of its employees are covered by various collective bargaining agreements in the U.S. which will expire at various times between now and June 2028. There are no collective bargaining agreements in the U.S. that will expire within one year. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.

Human Capital Management

The Company recognizes that its success would not be possible without the valuable contributions of its workforce and is committed to creating a work environment where employees can thrive and grow. Our workplaces promote entrepreneurialism and autonomy while providing a strong safety net of benefits, training and personal development. Investments in attracting, retaining and developing great teams enables the Company to accomplish its goals and deliver innovative customer solutions. The Company’s corporate Human Capital strategy is overseen by its Chief Human Resource Officer (“CHRO”). Annually, the CHRO presents a talent review to the Company’s Board of Directors focused on senior leader team development, the human capital strategy action plan and succession planning for senior management to ensure that the Board is informed and to seek alignment on plans about human capital management for business continuity and success.

The Company’s workforce advancement strategy is focused through investment in three pillars: skill-building for the entire workforce, leadership development aligned with the Company’s methodology and fostering a premier culture. The Company’s approach to performance management, talent development, talent management and employee engagement helps drive long-term value by providing employees with opportunities to do and be their best both individually and as teams.

As part of our Organizational Talent Cycle process, we conduct regular in-depth talent reviews of our workforce teams and culture with business leaders, identify “stretch” opportunities to grow team members and connect our decentralized businesses by moving skilled employees from one business unit to another as opportunities and interest arise. Employees and leaders have performance and development conversations throughout the year, talking about business and development goals, reviewing progress, recognizing accomplishments, giving balanced feedback and identifying opportunities for improvement. Open, honest dialog about performance, development and career growth supports our values of Trust, Team and Excellence and The IDEX Difference, building trust and helping us fulfill our purpose.

The Company offers agile development solutions to support unique needs and drive long-term value. Employees have access to resources that enhance and build capabilities for success in their current position or future roles, including specific individual development plans and local training and development programs. Each year, the Company invests in a Global Leadership Conference for senior leaders to align on strategic vision and priorities and build core leadership skills. In support of our growth strategy and culture, the Company also sponsors accelerated, on-the-job learning for key leaders in our pipeline through the IDEX Academy’s global leadership development programs. These programs provide opportunities for emerging leaders across geographies and businesses to come together to practice and apply new leadership behaviors, share best practices, solve business challenges and build strong support networks. Our learning curriculum includes instructor-led, self-paced and blended solutions that have been created internally or sourced from external partners. These offerings also help to develop future and potential leaders in the IDEX leadership methodology. Additionally, the Company sponsored over 150 senior leaders to participate in a coaching skill-building program in 2023 with continued on-the-job performance support and reinforcement designed to accelerate the growth and development of our high-performing talent and further promote our growth culture.

The Company also enables employee development and growth by offering eligible U.S. employees the opportunity to participate in the Tuition Reimbursement program. Through the program, employees can have certain expenses from secondary educational institutions reimbursed up to $5,250 per year.

The Company prioritizes hiring team members who will embrace the team-driven culture and also places considerable emphasis on leveraging the talented employees within the Company’s internal pipeline, filling many leadership positions with Company employees.

Part of the IDEX Difference is building and engaging great teams. Employee engagement is essential to create a diverse, inclusive and equitable culture where all employees thrive and have an equal opportunity to do and be their best. We believe our employees have a high level of engagement as the Company’s employee engagement index remains above the average for manufacturing companies at 74 percent, as measured by the Company’s employee engagement survey. The Company’s investments in people have led to significant increases in favorability for career development for all employees. Additionally, the important capability-building investments of the Global Leadership Conference and coaching programs have positively impacted senior leader perceptions of learning and development, support for skill and career development and increased confidence of being able to achieve career goals at IDEX.

Diversity, Equity & Inclusion

The Company has always recognized diversity as foundational to creativity and resilience; the three pillars of Innovation, Diversity and Excellence form the acronym that is the Company’s name, IDEX. Gender, ethnic, cultural and other human diversity is critical to the Company’s success.

In 2022, the Company launched its Diversity, Equity and Inclusion (“DEI”) strategic roadmap. In 2023, progress against the strategic roadmap included: (1) implementation of mentoring based on employee resource groups (“ERGs”) and talent development networks; (2) delivery of Inclusive Leadership Training; (3) increased participation in IDEX ERGs; (4) continuation of IDEX’s performance-based DEI goals for senior leaders; and (5) expansion of talent development and recruiting efforts.

IDEX has built a reputation as a respected employer with a welcoming culture, where 80% of employees feel a strong sense of belonging, according to our 2023 employee engagement survey.

The Company’s Board of Directors now comprises 30% women and 30% members who identify with racial/ethnic minority groups. Additionally, the representation of women in leadership at the Company remained steady in 2023. From 2022 to 2023, and as of December 31, 2023, the percentage of women globally in senior leadership roles remained constant at 31%. The percentage of women globally in people leadership roles remained at 22%. During the same time period, and as of December 31, 2023, the number of racial/ethnic minority senior leaders in the U.S. increased from 21% to 22%, and the number of racial/ethnic minority people managers in the U.S. increased from 19% to 20%. The foregoing representation numbers do not include employee populations associated with acquisitions completed in 2023.

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

Workplace Health & Safety

The Company is committed to providing a workplace that is safe for all of our employees, contractors, business partners and visitors. The commitment to Environmental, Health, and Safety (“EH&S”) begins at the corporate and executive level. The program is overseen by the EH&S Senior Director and the Chief Sustainability Officer, both of whom are part of the Legal Department. Each of the Company’s businesses employ local EH&S specialists. These individuals and local safety committees, in conjunction with the corporate team, form the basis of the global EH&S program. The Company’s corporate EH&S policies are a key part of the global EH&S program. They apply to all of the Company’s businesses and each business is expected to comply with policies and all EH&S laws and regulations. In addition to the corporate policies, each business develops and implements its own health and safety policies tailored to the local business.

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

Name	Age	Years of Service	Position
Eric D. Ashleman	56	15	Chief Executive Officer and President
Abhishek Khandelwal*	47	11	Senior Vice President and Chief Financial Officer
Lisa M. Anderson	47	7	Senior Vice President, General Counsel and Corporate Secretary
Melissa S. Flores	41	13	Senior Vice President and Chief Human Resources Officer
Roopa Unnikrishnan	52	2	Senior Vice President, Strategy and Corporate Development

* Mr. Khandelwal rejoined IDEX in November 2023 after previously serving in various roles from 2010 to 2020.

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

Mr. Khandelwal has served as Senior Vice President and Chief Financial Officer since November 2023. Prior to rejoining IDEX, Mr. Khandelwal served as Chief Financial Officer of Multi-Color Corporation, a manufacturer of printed labels for consumer goods, from January 2022 through November 2023, and as Senior Vice President and Chief Financial Officer of CIRCOR International, a pump & valve systems and custom engineering & design company, from April 2020 through December 2021. From 2010 through March 2020, Mr. Khandelwal held a number of senior finance roles within IDEX, serving most recently as Vice President of Finance Operations, Treasury and Financial Planning & Analysis for the Company.

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

Acquisitions involve numerous risks, including the assumption of undisclosed, uninsured or unindemnified liabilities; difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In addition, prior acquisitions have resulted in, and future acquisitions could result in, the incurrence of substantial additional indebtedness and other expenses.

The Markets Served by the Company are Highly Competitive and this Competition Could Reduce Sales and Profit Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, technology, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior, may develop methods of more efficiently and effectively providing products and services or may adapt quicker to new technologies or evolving customer requirements. Additionally, the Company’s competitors may adopt new technologies and technological advancements using artificial intelligence and machine learning to pursue new products and approaches more quickly, successfully and effectively than the Company. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, profit margins and overall financial performance.

The Company is Dependent on the Availability of Raw Materials, Parts and Components Used in Its Products and Changes in Supply of, or Price for, Raw Materials, Parts and Components May Materially Adversely Affect the Company.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, public health concerns, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

The Company’s Business Operations May Be Materially Adversely Affected by Information Systems Interruptions or Intrusion, Including those Arising From Cybersecurity Attacks or Incidents or Violations of Laws Regulating Privacy and Data Security.

The Company depends on various internal and third party information technologies to administer, store, process and transmit electronic information (including sensitive or controlled data such as confidential business information and personal data relating to employees, customers and other business partners) and to support a variety of critical business activities. Our business has an increasing reliance on IT systems and a growing digital footprint as a result of changing technologies, increasing connected devices and digital offerings, and an increase in remote and hybrid workforce populations. Additionally, some of our products contain computer hardware and software and offer the ability to connect to computer networks. Our customers, including government customers, are also requiring cybersecurity protections and mandating cybersecurity standards for our businesses with more frequency. If the Company’s systems, technologies, products or services (including those we acquire through business acquisitions), or the systems, technologies, products or services of the Company’s customers or third-party hosting services (including third-party data centers and cloud platforms upon which we rely), are damaged or cease to function properly, or if the Company or third-party hosting service systems are subject to deliberate cyber-security attacks, such as those involving unauthorized access or malicious software, or unintentional cybersecurity incidents, such as those involving systems misconfigurations, misuse or human error and/or other intrusions, the Company, its operating results and financial condition could be materially adversely impacted. These impacts could include production downtimes, operational delays or other detrimental impacts on operations or the ability to provide products and services to customers; the compromise, destruction, corruption or theft of confidential or otherwise protected information, data or intellectual property; security breaches; other manipulation or improper use of the Company’s systems or networks; financial losses from fraudulent transactions; financial losses from remedial actions; loss of business or potential liability; adverse media coverage; legal claims or legal proceedings including regulatory investigations, actions, penalties or fines, including those arising from the violation of any applicable data privacy laws; and/or damage to the Company’s reputation. While we have experienced, and expect to continue to experience, these types of threats and incidents, based on our analysis at this time, we have not experienced a cybersecurity threat or incident that we believe has or is reasonably likely to materially affect the Company.

As a global organization, we are also subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Governmental investigations and enforcement actions can be costly and interrupt the regular operations of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damages to our reputation, any of which may adversely affect our business and financial statements. As cybersecurity threats continue to evolve and as cybersecurity and data protection laws and regulations continue to develop globally, we expect to expend additional resources to continue to develop our compliance programs, strengthen our information security, data protection, disaster recovery and business continuity measures, and investigate and remediate vulnerabilities.

There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically by both state-sponsored and criminal organizations. These may include such things as denial of service attacks, introduction of ransomware or other malicious software programs, and other disruptive problems. In addition, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. These trends increase the likelihood of such events occurring.

The Company regularly identifies, defends against and responds to cyber threats and security incidents. While the Company attempts to mitigate cybersecurity risks by employing a number of measures, including employee training, technical security controls and maintenance of certain backup and protective systems, the Company’s systems, networks, products and services remain potentially vulnerable to known or unknown threats or other intrusions, and there are risks that our cybersecurity defenses will be insufficient to fully mitigate cyber risks and losses related to cybersecurity events, any of which may result in a material adverse effect on the Company and its financial condition or results of operations. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology and cybersecurity standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems, procedures and cybersecurity risk mitigation measures. Given the unpredictability, nature and scope of cybersecurity attacks and incidents, it is possible that potential vulnerabilities could go undetected for an extended period, and it could take considerable time for the Company to obtain full and reliable information as to the extent, amount and type of information and/or systems compromised. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could materially adversely harm our operating results and financial condition.

Uncertainty Related to Environmental Regulation, Industry Standards, or Other Risks Associated with a Potential Global Transition to a Lower-Carbon Economy, as well as Physical Risks of Climate Change, Could Adversely Impact the Company's Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change and the potential global transition to a lower-carbon economy, may result in more international, regional, federal and/or state requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, taxation of or caps on the use of carbon-based energy, limitations or restrictions on water use, limitations or restrictions on the production of single use plastics, regulations on energy management and waste management and other rules and regulations to address climate change and other environmental risks, which may increase the Company’s expenses and adversely affect its operating results. In addition to changes in regulations or industry standards, a failure by the Company to innovate and adapt products to new markets, changing customer preferences for higher-efficiency products, or increasing scrutiny around fossil fuels usage could limit sales growth and negatively impact the Company and its financial condition, results of operations and cash flow.

The physical risks of climate change are highly uncertain and differ in the geographic regions in which the Company operates. These physical risks, including wildfires, rising sea levels, floods and other extreme weather events, may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. Any future increased worldwide regulatory activity relating to climate change could expand the nature, scope and complexity of matters that the Company is required to control, assess and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company's operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company's business, results of operations and financial condition could be adversely impacted. Further, any failure to adequately address stakeholder expectations or to achieve previously announced initiatives or goals with respect to sustainability or environmental, social and governance matters may adversely impact our reputation, business, financial condition and results of operations.

Business Disruptions Due to Catastrophic Weather Events, Natural Disasters and Public Health Threats Could Adversely Affect the Company.

The Company faces various risks related to the occurrence of catastrophic weather events or significant natural disasters, including earthquakes, wildfires, droughts, fires, power-outages or other catastrophic events, in areas in which we have manufacturing facilities or from which we obtain products. Severe weather conditions, including any that may be caused or exacerbated by global climate change, may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities and delays in the delivery of products to our customers.

Additionally, public health threats may negatively impact the global economy by causing changes in consumer behavior, market downturns, restrictions on business and individual activities and increased volatility. Any widespread public health threats could have a significant impact on the Company’s supply chain, such as the Company experienced during the global outbreak of the COVID-19 pandemic.

To the extent that any of the foregoing adversely affect the Company and its financial results, they may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of this annual report, such as those relating to international operations, the Company’s ability to develop new products, the Company’s ability to execute on its growth strategy of acquisitions, the Company’s dependency on raw materials, parts and components, the effects on movements in foreign currency exchange rates on the Company, the effects on the Company that result from declines in commodity prices and the Company’s reliance on labor availability to operate and grow the business.

Risks Related to Economic and Political Conditions

A Slowdown in the U.S. or International Economy Could Materially Adversely Affect the Sales and Profitability of the Company’s Businesses.

In 2023, 50% of the Company’s sales were derived from domestic operations and 50% were derived from international operations. The Company’s largest end markets include industrial, fire and safety, energy, life sciences, water and wastewater treatment, semiconductor, automotive, analytical instruments, food and pharmaceuticals, paint, agriculture and chemical processing. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could materially reduce the Company’s sales and profitability.

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
•the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs and other trade barriers, including as a result of geopolitical developments (such as escalating tensions in the Middle East) and relations between the United States and China and the United States and Russia; and
•geopolitical events, including natural disasters, catastrophic weather events, climate change, public health conditions, including epidemics, pandemics and other outbreaks (such as the global outbreak of the COVID-19 pandemic), political instability or other geopolitical events, including civil or political unrest, terrorism, insurrection or war.

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

Fluctuations in Interest Rates Could Adversely Affect the Company’s Results of Operations and Financial Position.

The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. The Company maintains a Credit Agreement with a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $800 million and a term credit facility (the “Term Facility”) in an aggregate principal amount of $200 million (together, the “Credit Facility”), which bears interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. A significant increase in Term SOFR or the other rates the Company has agreed to use as an alternative to Term SOFR (should Term SOFR become unavailable) under the Credit Facility, as amended, would significantly increase the Company’s cost of borrowings. Further, any changes in regulatory standards or industry practices, such as the discontinuation of the use of Term SOFR and/or the transition to alternative benchmark rates may result in the usage of higher interest rates under the Credit Facility, and the Company’s current or future indebtedness may be adversely affected. The Company is also exposed to risks if the U.S. Federal Reserve raises its benchmark interest rate, which may reduce the availability of and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

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

The Company owns patents, trademarks, licenses and other forms of intellectual property related to its products and continuously invests in research and development that may result in technological innovations and general intellectual property rights. The Company employs various measures to develop, maintain and protect its intellectual property rights. If these measures are not effective, or if the Company’s intellectual property is otherwise infringed, challenged, invalidated or circumvented, the Company may face adverse impacts to its results of operations and/or financial condition. Further, if intellectual property is infringed, challenged, invalidated or circumvented, this could reduce barriers to entry into the Company’s existing lines of business and may result in a loss of market share and adversely impact the Company’s competitive position. Additionally, the Company has registered intellectual property in multiple countries, and the Company’s ability to protect and enforce its intellectual property rights may be limited in foreign countries due to differences in intellectual property protections or proprietary rights laws. If the Company’s intellectual property is infringed, challenged, invalidated or circumvented due to these lesser protections, the Company may face adverse impacts to its results of operations, financial condition and/or competitive position.

Litigation may be necessary to enforce the Company’s intellectual property rights or to defend against infringement claims by third parties. Any litigation or claims brought by the Company could result in costs and diversion of resources, which could adversely affect the Company’s results of operations and/or financial condition. Any intellectual property litigation or claims brought against the Company may lead to litigation expenses, diversion of resources, losses or licensing expenses or the cessation of selling certain products, any of which could adversely affect the Company’s results of operations and/or financial condition.

The Company’s Intangible Assets, Including Goodwill, are a Significant Portion of Total Assets and a Write-off of Intangible Assets or Goodwill Would Adversely Impact the Company’s Operating Results and Significantly Reduce the Company’s Net Worth.

The Company’s total assets includes substantial intangible assets, primarily goodwill and identifiable intangible assets, which primarily result from acquisitions. At December 31, 2023, goodwill and intangible assets totaled $2,838.3 million and

$1,011.8 million, respectively. Annually, or when certain events occur that require a more current valuation, the Company assesses whether there has been an impairment in the value of goodwill and identifiable intangible assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill or identifiable intangible assets would adversely impact the Company’s results of operations and net worth. See Note 6 in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.

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

General Risk Factors

A Failure to Retain Executive Management and Key Personnel or Recruit Adequate Successors May Adversely Affect the Company’s Operations and Implementation of Strategy.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or other key personnel or a failure to provide adequate succession plans for these individuals could have an adverse impact on the Company’s operations and implementation of its strategic plan. The availability of highly qualified talent is limited and the competition for talent is robust.

Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

The Company’s success depends in part on the ability of its businesses to proactively attract, motivate and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect the Company’s operating results or its ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or public health threats could adversely affect the Company’s operating results or its ability to operate or grow the business.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Risk Management and Strategy.

The Company’s cybersecurity program is designed to be aligned to the Cybersecurity Framework published by the National Institute of Standards and Technology (“NIST CSF”). While we use the NIST CSF as a guide, this does not imply that we meet any particular standards, specifications or requirements. We conduct regular internal and external assessments of our information security and cybersecurity programs, including periodic external audits for company-wide compliance with our program as well as specific business unit alignment, as required, with U.S. federal acquisition regulations and UK Cyber Essentials certifications. An external penetration test is performed annually against the Company’s network, in addition to our regular internal vulnerability scans.

The Company’s internal Incident Response Policy sets forth specific protocols for cyber or data incident identification, detection, response and recovery. This process includes the assembly of a response team consisting of internal and external technical and legal experts immediately upon the event of a cyberattack or incident. The Company reviews and updates this process regularly, including by engaging in tabletop exercises to simulate cybersecurity and data breach incidents. The Company maintains global cybersecurity insurance coverage that is reviewed annually for adequacy against operations and information systems.

The Company has implemented a number of measures to mitigate cybersecurity risk in its operations, including annual cybersecurity awareness training for employees, regular internal phishing exercises, technical security controls, maintenance of certain backup and protective systems, physical and system securities measures, and data security protocols. Once fully integrated, all of our businesses have access to a “cyber risk dashboard” that monitors various risk indicators. The cyber risk dashboard is monitored by our business units. The Company’s internal auditors periodically review and audit various processes and controls throughout the organization related to cybersecurity readiness.

The Company also has certain processes in place to manage cyber risks associated with third-party service providers which include various technical as well as contractual measures.

For more information on cybersecurity risks and how they affect our business, operating results and financial condition, please refer to Item 1A., “Risk Factors – The Company’s Business Operations May Be Materially Adversely Affected by Information Systems Interruptions or Intrusion, Including those Arising From Cybersecurity Attacks or Incidents or Violations of Laws Regulating Privacy and Data Security.” Based on our analysis at this time, we have not identified any risks from a cybersecurity threat or incident that we believe has or is reasonably likely to materially affect the Company.

Governance, Oversight and Leadership.

The Board and the Audit Committee oversee management’s efforts to address cybersecurity and information security risks. Senior management provides the Board updates on the Company’s cybersecurity program at least once a year, including as part of the Company’s enterprise risk management assessment, and the Audit Committee reviews the cybersecurity program at least twice a year and on an as-needed basis. Such reviews, among other things, include the results of internal and/or external assessments, a review of cybersecurity governance at the management level, and a review of the Company’s cybersecurity program and progress toward various initiatives.

The Company also maintains an Executive Cybersecurity Steering Committee (the “Cybersecurity Committee”), made up of key members of senior leadership, to oversee and monitor progress of various cybersecurity initiatives throughout the organization. The Cybersecurity Committee meets quarterly. In addition, the Company asks each business unit to designate an employee as the local Information Security Officer responsible for monitoring the business unit’s cyber risk dashboard and coordinating with local leadership to respond to identified risks accordingly. Each local Information Security Officer completes an annual certification process and receives regular updates with respect to the Company’s cybersecurity program.

The Chief Information Officer (“CIO”), who reports to the Chief Financial Officer, along with members of the corporate and business unit information technology teams, are generally responsible for developing and managing the Company’s cybersecurity programs. Our CIO has over 20 years of experience in various information technology and information security roles, and our information security team is comprised of employees with broad knowledge of cybersecurity issues gained through experience and through training and certifications. These individuals, along with other internal and external personnel as needed, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and applicable personnel are informed of known cybersecurity incidents to form the appropriate incident response team and respond accordingly.

Item 2.        Properties.

The Company conducts business at plants and offices that can be owned or leased and located in the U.S. or outside the U.S., with square footage primarily in Germany (12%), India (8%), the Netherlands (6%), the U.K. (6%), Italy (3%), Canada (3%), China (2%) and Switzerland (1%). Management considers its facilities suitable and adequate for the Company’s operations and believes it has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term, especially given its operational improvement initiatives that usually increase capacity.

A summary of properties used by the Company’s operations as of December 31, 2023 are shown in the following table:

	Square footage (in millions)
		Location		Owned/Leased
	Total	Domestic	International	Owned	Leased
Fluid & Metering Technologies	2.0	1.4	0.6	1.4	0.6
Health & Science Technologies	2.1	1.1	1.0	0.5	1.6
Fire & Safety/Diversified Products	1.1	0.6	0.5	1.0	0.1
Other(1)	0.6	0.1	0.5	0.4	0.2
Total	5.8	3.2	2.6	3.3	2.5

(1) Other includes shared service locations as well as the Company’s executive office, which occupies 40,261 square feet of leased space in Northbrook, Illinois and 16,268 square feet of leased space in Chicago, Illinois.

Item 3.        Legal Proceedings.

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 10 in Part II, Item 8, “Financial Statements and Supplementary Data,” and such disclosure is incorporated by reference into this Item 3, “Legal Proceedings.”

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange under the symbol “IEX”. As of February 16, 2024, there were approximately 6,929 stockholders of record of the Company’s common stock and there were 75,644,654 shares outstanding.

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

The Company’s purchases of common stock during the quarter ended December 31, 2023 are as follows. As of December 31, 2023, the amount of share repurchase authorization remaining was $539.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	45,000	$192.72	45,000	$554,091,268
November 1, 2023 to November 30, 2023	74,200	194.10	74,200	539,689,117
December 1, 2023 to December 31, 2023	—	—	—	539,689,117
Total	119,200	$193.58	119,200	$539,689,117

Performance Graph

The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in the Company’s common stock and each index was $100 on December 31, 2018. Total return values for the Company’s common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

IDEX Corporation
S&P 500 Index
S&P Midcap Industrials Sector Index
Russell 2000 Index
DOLLARS
250
225
200
175
150
125
100
75
12/18
12/19
12/20
12/21
12/22
12/23

	12/18	12/19	12/20	12/21	12/22	12/23
IDEX Corporation	$100.00	$137.95	$161.67	$193.69	$189.38	$182.19
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Midcap 400 Industrials Sector Index	$100.00	$133.55	$155.57	$199.82	$176.84	$232.43
Russell 2000 Index	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85

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

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes in this annual report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors” and under the heading “Cautionary Statement Under the Private Securities Litigation Reform Act” discussed elsewhere in this annual report.

This discussion includes certain non-GAAP financial measures that have been defined and reconciled to their most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the headings “Non-GAAP Disclosures” and “Free Cash Flow.” This discussion also includes Operating working capital which has been defined under the heading “Liquidity and Capital Resources.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

2023 Overview

IDEX is an applied solutions provider specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business, as well as by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are important factors that influence the demand for IDEX’s products.

During 2023, the Company delivered strong operating performance amid sharp volume declines as customers recalibrated inventory levels and order patterns following the easing of global supply chain constraints and reduced lead times. While customer inventory destocking resulted in lower sales volumes, most prominently experienced by the Company’s Health & Science Technologies segment, the Company realized strong price/cost and achieved favorable operational productivity across its segments. Net income attributable to IDEX and Adjusted EBITDA were $596.1 million and $899.6 million, respectively, in 2023, both up 2% from the prior year. Cash flows from operating activities were $716.7 million during the year ended December 31, 2023, reflecting inventory reduction efforts and resulting in record free cash flow of $626.8 million during the year. Finally, the Company deployed capital with the acquisition of two businesses – Iridian Spectral Technologies (“Iridian”) and STC Material Solutions (“STC”).

Select key financial results for the year ended December 31, 2023 when compared to 2022 were as follows:

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2023	2022	% / bps Change
Net sales	$3,273.9	$3,181.9	3%
Adjusted net sales*	3,273.9	3,164.0	3%
Organic net sales growth*			(1%)
Gross profit	1,446.9	1,426.9	1%
Adjusted gross profit*	1,448.5	1,417.5	2%
Net income attributable to IDEX	596.1	586.9	2%
Adjusted net income attributable to IDEX*	623.6	618.1	1%
Adjusted EBITDA*	899.6	884.2	2%
Diluted EPS attributable to IDEX	7.85	7.71	2%
Adjusted diluted EPS attributable to IDEX*	8.22	8.12	1%
Cash flows from operating activities	716.7	557.4	29%
Free cash flow*	626.8	489.4	28%
Gross margin	44.2%	44.8%	(60) bps
Adjusted gross margin*	44.2%	44.8%	(60) bps
Net income margin	18.2%	18.4%	(20) bps
Adjusted EBITDA margin*	27.5%	27.9%	(40) bps

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”

2024 Outlook

Moving into 2024, the majority of our businesses are currently experiencing stable demand and seeing early signs of improvement, particularly in the Fluid & Metering Technologies segment. However, while the life sciences and analytical instrumentation markets served by approximately one-third of the Health & Science Technologies segment appear stable, these markets are not yet showing signs of near-term recovery. We continue to believe in the long-term growth potential of these end markets and believe we are well positioned to support growth as demand increases. Additionally, we expect the Dispensing reporting unit within the Company’s Fire & Safety/Diversified Products segment to contract in 2024, due to the completion of the fleet refreshment cycle of our North American customers in 2023. These declines are expected to be partly offset by growth in the Dispensing reporting unit in emerging markets and growth in the Fire & Safety and BAND-IT reporting units.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022. For the discussion related to the consolidated results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.

Performance in 2023 Compared with 2022

	Year Ended December 31,		Change
(Dollars in millions, except per share amounts)	2023	2022	$	% / bps
Net sales	$3,273.9	$3,181.9	$92.0	3%
Cost of sales	1,827.0	1,755.0	72.0	4%
Gross profit	1,446.9	1,426.9	20.0	1%
Gross margin	44.2%	44.8%	n/a	(60) bps
Selling, general and administrative expenses	703.5	652.7	50.8	8%
Restructuring expenses and asset impairments	10.9	22.8	(11.9)	(52%)
Operating income	732.5	751.4	(18.9)	(3%)
Gain on sale of businesses - net	(84.7)	(34.8)	(49.9)	143%
Other expense (income) - net	5.2	(3.9)	9.1	(233%)
Interest expense	51.7	40.7	11.0	27%
Income before income taxes	760.3	749.4	10.9	1%
Provision for income taxes	164.7	162.7	2.0	1%
Effective tax rate	21.7%	21.7%	n/a	0 bps
Net income attributable to IDEX	$596.1	$586.9	$9.2	2%
Diluted earnings per common share attributable to IDEX	$7.85	$7.71	$0.14	2%

Net Sales

Net sales increased 3% as compared to the prior year, driven by a 5% increase in acquisitions, net of divestitures, partially offset by a 1% decrease in organic sales and a 1% decrease due to the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application in 2022 that did not reoccur in 2023 (see Note 14 in the Notes to Consolidated Financial Statements for further detail). The decrease in organic sales was driven by lower volumes as a result of market conditions during the year, particularly in the Health & Science Technologies businesses, partially offset by price capture across all segments. Net sales decreased 1% domestically and increased 7% internationally, and sales to customers outside the U.S. were approximately 50% of total sales in 2023 compared with 48% in 2022.

Gross Profit and Gross Margin

Gross profit and Gross margin were positively impacted by price/cost and strong operational productivity as well as lower fair value inventory step-up charges, and negatively impacted by lower volume leverage, higher employee-related costs, unfavorable mix and the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application in 2022 that did not reoccur in 2023. While acquisitions, net of divestitures also positively impacted Gross profit, they resulted in a dilutive impact to overall Gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the $49.1 million impact from acquisitions, including amortization, net of divestitures, as well as increases in employee-related costs, which were largely offset by a decrease in variable compensation.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments decreased primarily due to an asset impairment charge of $16.8 million related to the exit of a COVID-19 testing application in 2022, partially offset by higher severance costs in 2023 incurred in conjunction with cost mitigation efforts as a result of current market conditions. See Note 14 in the Notes to the Consolidated Financial Statements for further detail.

Gain on Sale of Businesses - Net

In 2023, the Company completed the sale of Micropump for proceeds of $110.3 million, net of cash remitted, which resulted in a pre-tax gain of $93.8 million, and the sale of Novotema, SpA (“Novotema”) for proceeds of $8.3 million, net of cash remitted, which resulted in a loss of $9.1 million. In 2022, the Company completed the sale of Knight LLC (“Knight”) for proceeds of $49.4 million, net of cash remitted, which resulted in a pre-tax gain of $34.8 million.

Other Expense (Income) - Net

Other expense (income) - net was $5.2 million of expense in 2023 compared to $3.9 million of income in 2022. The increase in expense was primarily due to a $7.7 million credit loss reserve on an investment with a collaborative partner (see Note 3 in the Notes to Consolidated Financial Statements for further detail), higher foreign currency transaction losses and $2.7 million of gains on the sale of assets in 2022 that did not reoccur in 2023, partially offset by higher interest earned on cash balances and gains on the sale of trading securities in 2023.

Interest Expense

Interest expense increased primarily due to the borrowings incurred under the Credit Facility in connection with the acquisition of Muon B.V. and its subsidiaries (“Muon Group”) in November 2022 as well as higher interest rates on the Company’s indebtedness.

Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased $2.0 million to $164.7 million in 2023 as compared with $162.7 million in 2022. The 2023 effective tax rate of 21.7% remained unchanged compared with the 2022 effective tax rate.

In October 2021, members of the Organization for Economic Co-operation and Development (“OECD”) and G20 Inclusive Framework on Base Erosion and Profit Shifting agreed to a two-pillar solution to address the tax challenges associated with the digitalization of the economy. In December 2021, the OECD released the Pillar Two Model Rules (“Pillar Two”), which define the global minimum tax and call for the taxation of large corporations at a minimum rate of 15%. Although it is uncertain when and how the rules will be fully enacted into law, based on our initial assessment, nearly all of the jurisdictions in which the Company operates have an effective tax rate above the 15% threshold. Therefore, the Company does not expect a material impact from the Pillar Two income tax rules.

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, please refer to Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Management’s primary measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

Fluid & Metering Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic(1)	Acq/Div(1)(2)	Foreign Currency	Total
Domestic sales	$695.7	$660.8	5%
International sales	551.4	506.5	9%
Net sales	$1,247.1	$1,167.3	7%	5%	2%	—%	7%
Adjusted EBITDA	416.1	374.2	11%	10%	2%	(1%)	11%
Adjusted EBITDA margin	33.4%	32.1%	130 bps	150 bps	(10) bps	(10) bps	130 bps

(1) Based on the timing of the acquisitions, Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) results for the first three months of 2023 and KZ CO. (“KZValve”) results for the first four months of 2023 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

(2) Divestitures included Knight sold in September 2022.

•Organic net sales were positively impacted by the following:
◦Water reporting unit driven by price capture, favorability in the municipal water market and operational execution;
◦Energy reporting unit driven by operational execution related to backlog reduction, improved supply chain conditions, price capture and growth initiatives;
◦Valves reporting unit driven by strong price capture and demand in Asia; and
◦Pumps reporting unit driven by strong price capture and operational execution, which more than offset the impact of lower volumes in the industrial market.
Organic net sales were negatively impacted by the Agriculture reporting unit driven by distribution inventory recalibration, partially offset by positive original equipment manufacturer demand.
•The increase in Adjusted EBITDA margin was primarily due to strong price/cost and operational productivity, partially offset by higher employee-related costs, unfavorable mix and lower volume leverage.

Health & Science Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic(1)	Acq/Div(1)(2)	Other(3)	Foreign Currency	Total
Domestic sales	$575.5	$646.9	(11%)
International sales	740.9	692.3	7%
Net sales	$1,316.4	$1,339.2	(2%)	(10%)	9%	(1%)	—%	(2%)
Adjusted net sales	1,316.4	1,321.3	(1%)	(10%)	9%	—%	—%	(1%)
Adjusted EBITDA	359.5	411.8	(13%)	(20%)	7%	—%	—%	(13%)
Adjusted EBITDA margin	27.3%	31.2%	(390) bps	(360) bps	(20) bps	—	(10) bps	(390) bps

(1) Based on the timing of the acquisition, Muon Group results for the first 10.5 months of 2023 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

(2) Acquisitions included Iridian acquired in May 2023 and STC acquired in December 2023. Divestitures included Micropump sold in August 2023 and Novotema sold in December 2023.

(3) Change in Net sales includes the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023, the impact of which was excluded from Adjusted net sales. See Note 14 in the Notes to Consolidated Financial Statements for further detail.

•The decrease in organic net sales was attributed to the following:
◦Scientific Fluidics & Optics reporting unit driven by lower demand from analytical instrumentation and life science original equipment manufacturers due to customer inventory recalibration and market slowing, partially offset by price capture and strong cost control;
◦Sealing Solutions reporting unit driven by lower volumes in the semiconductor market;
◦Material Processing Technologies reporting unit driven by lower volumes in the pharmaceuticals/biopharmaceuticals and food markets, partially offset by operational execution related to backlog reduction and price capture; and
◦Performance Pneumatics Technologies reporting unit driven by the impact of lower volumes in the industrial market, partially offset by targeted growth performance and price capture.
•The decrease in Adjusted EBITDA margin was primarily due to lower volume leverage, higher employee-related costs and unfavorable mix, partially offset by strong operational productivity and price/cost.

Fire & Safety/Diversified Products Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2023	2022	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$371.9	$343.3	8%
International sales	346.9	335.9	3%
Net sales	$718.8	$679.2	6%	6%	—%	—%	6%
Adjusted EBITDA	208.6	183.9	13%	13%	—%	—%	13%
Adjusted EBITDA margin	29.0%	27.1%	190 bps	200 bps	—	(10) bps	190 bps

•Organic net sales were positively impacted by the following:
◦Fire & Safety reporting unit driven by price capture, continued demand for rescue tools, improved supply chain conditions and operational execution; and
◦BAND-IT reporting unit driven by continued share gain in an otherwise flat automotive market.
Organic net sales had no impact from the Dispensing reporting unit as organic sales were flat. Price capture was fully offset by lower volumes.
•The increase in Adjusted EBITDA margin was primarily due to strong price/cost and favorable operational productivity, partially offset by higher employee-related costs.

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

Select key liquidity metrics at December 31, 2023 are as follows:

(In millions)	December 31, 2023
Working capital	$946.0
Current ratio	2.9 to 1
Cash and cash equivalents	$534.3
Cash held outside of the United States	445.9
Revolving Credit Facility capacity	$800.0
Borrowings	81.0
Letters of credit	3.4
Revolving Credit Facility availability	$715.6

The Company believes additional borrowings through various financing alternatives remain available, if required.

Operating Working Capital

Operating working capital, calculated as Receivables - net plus Inventories - net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of December 31, 2023 and 2022:

(In millions)	December 31, 2023	December 31, 2022	Change	Organic Change
Receivables - net	$427.8	$442.8	$(15.0)	$(15.6)
Inventories - net	420.8	470.9	(50.1)	(62.8)
Less: Trade accounts payable	179.7	208.9	29.2	25.0
Operating working capital	$668.9	$704.8	$(35.9)	$(53.4)

Operating working capital decreased $35.9 million to $668.9 million at December 31, 2023. Acquisitions, divestitures and foreign currency translation increased Operating working capital by $17.5 million during 2023. Apart from these items, reduced inventory levels were partly offset by lower levels of accounts payable, and strong price capture partially offset the impact of lower volume on receivables.

Cash Flow Summary

The following table is derived from the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$716.7	$557.4
Investing activities	(283.8)	(917.2)
Financing activities	(344.7)	(37.8)

Operating Activities

Cash flows provided by operating activities increased $159.3 million to $716.7 million in 2023 primarily due to lower working capital requirements in 2023 as a result of efforts to recalibrate inventory levels in response to normalizing market conditions. The prior year period included higher working capital requirements related to higher volumes and increased inventories to support production amid supply chain challenges.

Investing Activities

Cash flows used in investing activities decreased in 2023 primarily due to the purchase of Iridian and STC in 2023 for $311.8 million as compared with the purchases of Nexsight, KZValve and Muon Group in 2022 for $945.6 million as well as proceeds of $118.6 million in 2023 from the sales of Micropump and Novotema as compared with $49.4 million in 2022 from the sale of Knight. These items were partially offset by higher capital expenditures of $89.9 million in 2023 as compared with $68.0 million in 2022.

Financing Activities

Cash flows used in financing activities in 2023 primarily consisted of dividends of $190.7 million paid to common shareholders, payments of $150.0 million on the Term Facility, and the repurchase of shares for $24.2 million. Additionally, in 2023, proceeds of $100.0 million from the issuance of the 5.13% Senior Notes were used to redeem the $100.0 million of the Company’s 3.20% Senior Notes due June 13, 2025 (the “3.20% Senior Notes”) outstanding. Cash flows used in financing activities in 2022 primarily consisted of dividends of $177.4 million paid to common shareholders and the repurchase of shares for $148.1 million. These outflows were partially offset by net proceeds of $75.4 million under the Revolving Facility and $200.0 million under the Term Facility, which were used to fund the Muon Group acquisition.

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

The following table reconciles free cash flow to cash flows provided by operating activities:

	Year Ended December 31,
(Dollars in millions)	2023	2022
Cash flows provided by operating activities	$716.7	$557.4
Less: capital expenditures	89.9	68.0
Free cash flow	$626.8	$489.4
Free cash flow as a percent of adjusted net income attributable to IDEX	101%	79%

The increase in free cash flow as compared to 2022 is due to lower working capital requirements in 2023 discussed above as compared with 2022, partially offset by higher capital expenditures.

Cash Requirements

Contractual Obligations

The Company’s cash requirements under contractual obligations include:
•Borrowings and related interest - See Note 7 in the Notes to Consolidated Financial Statements for further detail of the Company’s debt and timing of expected future principal payments.
•Rental payments under operating leases - See Note 9 in the Notes to Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.
•Purchase obligations - The Company enters into purchase orders with vendors and other parties in the ordinary course of business. As of December 31, 2023, the Company’s purchase obligations, consisting primarily of inventory commitments, totaled approximately $265.6 million, of which $238.1 million is expected to be settled during 2024 and the remainder thereafter.
•Pension and post-retirement medical benefit plans - See Note 17 in the Notes to Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $89.9 million and $68.0 million in 2023 and 2022, respectively.

Share Repurchases

The Company repurchased 124,600 shares at a cost of $24.2 million in 2023. The Company repurchased 795,423 shares at a cost of $148.1 million in 2022. As of December 31, 2023, the amount of share repurchase authorization remaining was $539.7 million. For additional information regarding the Company’s share repurchase program, refer to Note 11 in the Notes to Consolidated Financial Statements.

Dividends

The Company increased its quarterly cash dividend by 7% from $0.60 per common share in 2022 to $0.64 per common share in 2023. Total dividend payments to common shareholders were $190.7 million in 2023 compared with $177.4 million in 2022.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2023, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 18.43 to 1 for covenant calculation purposes and the leverage ratio was 1.45 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions. For a discussion of the Company’s Revolving Facility and Senior Notes as well as the associated covenants, refer to Note 7 in the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

The Company had $10.5 million of letters of credit as of December 31, 2023, primarily issued as security for insurance and other performance obligations. Of the $10.5 million of letters of credit, only $3.4 million reduced the Company’s borrowing capacity under the Revolving Facility as of December 31, 2023.

Except as disclosed above, the Company has no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on the Company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The Company believes that the application of the following accounting policy, which is important to its financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of the Company’s accounting policies, including the accounting policy discussed below, see Note 1 in the Notes to Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets — Goodwill and other intangible assets with indefinite lives, which consists solely of trade names, are not amortized; rather they are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired. The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and indefinite-lived intangible assets for impairment. In assessing goodwill for impairment, the Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach (consisting of a comparable public company multiples methodology) weighted 50%. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. Key assumptions and estimates used in the goodwill impairment assessment are described below. Based on the results of the Company’s annual impairment test at October 31, 2023, all reporting units had fair values substantially in excess of their carrying values.

The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine the fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted EBITDA and terminal growth rates. The following assumption ranges were utilized by the Company in 2023 and 2022:

Assumptions	2023 Range	2022 Range
Weighted average cost of capital	10.00% to 12.25%	9.75% to 11.50%
Market multiples	10.0x to 20.0x	10.0x to 19.0x
Terminal growth rates	3.0% to 3.5%	2.5% to 3.5%

In assessing trade names for impairment, the Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of its trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. Based on the results of the Company’s annual impairment test at October 31, 2023, the trade names had fair values in excess of their carrying values.

The Company’s acquisitions have generally included significant goodwill components and the Company expects to continue to make acquisitions. At December 31, 2023, goodwill and other indefinite-lived intangible assets totaled $2,929.2 million, or 50%, of the Company’s total assets.

See Note 6 in the Notes to Consolidated Financial Statements for further discussion on goodwill and indefinite-lived intangible assets.

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

Management uses Adjusted EBITDA as its principal measure of segment performance, and believes it is a useful indicator of the strength and performance of the Company and its segments’ ongoing business operations, as well as a way for investors to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that Adjusted EBITDA margin is useful for the same reason as Adjusted EBITDA. The definition of Adjusted EBITDA used here may differ from that used by other companies.

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

All table footnotes can be found at the end of this Non-GAAP Disclosures section.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	For the Years Ended December 31,
	2023				2022
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Change in net sales	7%	(2%)	6%	3%	17%	19%	5%	15%
Less:
Net impact from acquisitions/divestitures(1)	2%	9%	—%	5%	7%	6%	—%	5%
Impact from foreign currency(2)	—%	—%	—%	—%	(3%)	(4%)	(4%)	(4%)
Impact from the exit of a COVID-19 testing application(3)	—%	(1%)	—%	(1%)	—%	2%	—%	1%
Change in organic net sales	5%	(10%)	6%	(1%)	13%	15%	9%	13%

2. Reconciliations of Reported-to-Adjusted Gross Profit, Net Sales and Gross Margin (dollars in millions)

	For the Years Ended December 31,
	2023	2022
Gross profit	$1,446.9	$1,426.9
Impact from the exit of a COVID-19 testing application(3)	—	(17.9)
Fair value inventory step-up charges	1.6	8.5
Adjusted gross profit	$1,448.5	$1,417.5

Net sales	$3,273.9	$3,181.9
Impact from the exit of a COVID-19 testing application(3)		(17.9)
Adjusted net sales		$3,164.0

Gross margin	44.2%	44.8%
Adjusted gross margin	44.2%	44.8%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Reported net income attributable to IDEX	$596.1	$586.9
Fair value inventory step-up charges	1.6	8.5
Tax impact on fair value inventory step-up charges	(0.4)	(2.2)
Restructuring expenses and asset impairments	10.9	4.5
Tax impact on restructuring expenses and asset impairments	(2.5)	(0.9)
Net impact from the exit of a COVID-19 testing application(3)	—	(1.1)
Tax impact on the exit of a COVID-19 testing application	—	0.3
Gain on sale of businesses - net	(84.7)	(34.8)
Tax impact on gain on sale of businesses - net	22.7	5.5
Gains on sales of assets	—	(2.7)
Tax impact on gains on sales of assets	—	0.6
Credit loss on note receivable from collaborative partner(4)	7.7	—
Tax impact on credit loss on note receivable from collaborative partner	(1.6)	—
Acquisition-related intangible asset amortization	94.9	69.0
Tax impact on acquisition-related intangible asset amortization	(21.1)	(15.5)
Adjusted net income attributable to IDEX	$623.6	$618.1

Reported diluted EPS attributable to IDEX	$7.85	$7.71
Fair value inventory step-up charges	0.02	0.11
Tax impact on fair value inventory step-up charges	—	(0.03)
Restructuring expenses and asset impairments	0.15	0.06
Tax impact on restructuring expenses and asset impairments	(0.03)	(0.01)
Net impact from the exit of a COVID-19 testing application(3)	—	(0.01)
Tax impact on the exit of a COVID-19 testing application	—	—
Gain on sale of businesses - net	(1.12)	(0.46)
Tax impact on gain on sale of businesses - net	0.30	0.07
Gains on sales of assets	—	(0.03)
Tax impact on gains on sales of assets	—	0.01
Credit loss on note receivable from collaborative partner(4)	0.10	—
Tax impact on credit loss on note receivable from collaborative partner	(0.02)	—
Acquisition-related intangible asset amortization	1.25	0.91
Tax impact on acquisition-related intangible asset amortization	(0.28)	(0.21)
Adjusted diluted EPS attributable to IDEX	$8.22	$8.12

Diluted weighted average shares outstanding	75.9	76.0

4. Reconciliations of Net Income to Adjusted EBITDA and Net Sales to Adjusted Net Sales (dollars in millions)

	For the Year Ended December 31,
	2023					2022
	FMT	HST	FSDP	Corporate	IDEX	FMT		HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$595.6	$—		$—	$—	$—	$586.7
Provision for income taxes	—	—	—	—	164.7	—		—	—	—	162.7
Interest expense	—	—	—	—	51.7	—		—	—	—	40.7
Other expense (income) - net	—	—	—	—	5.2	—		—	—	—	(3.9)
Gain on sale of businesses - net	—	—	—	—	(84.7)	—		—	—	—	(34.8)
Operating income (loss)	374.2	253.4	192.2	(87.3)	732.5	334.0		334.9	166.6	(84.1)	751.4
Other income (expense) - net	2.2	(1.1)	0.2	(6.5)	(5.2)	1.8		1.9	2.4	(2.2)	3.9
Depreciation	14.1	33.2	8.9	1.0	57.2	16.1		25.7	8.4	0.5	50.7
Amortization	22.7	65.8	6.4	—	94.9	20.8		41.6	6.6	—	69.0
Fair value inventory step-up charges	—	1.6	—	—	1.6	0.4		8.1	—	—	8.5
Restructuring expenses and asset impairments	2.9	6.6	0.9	0.5	10.9	2.3		0.7	1.4	0.1	4.5
Net impact from the exit of a COVID-19 testing application(3)	—	—	—	—	—	—		(1.1)	—	—	(1.1)
Gains on sales of assets	—	—	—	—	—	(1.2)		—	(1.5)	—	(2.7)
Credit loss on note receivable from collaborative partner(4)	—	—	—	7.7	7.7	—		—	—	—	—
Adjusted EBITDA	$416.1	$359.5	$208.6	$(84.6)	$899.6	$374.2		$411.8	$183.9	$(85.7)	$884.2

Net sales (eliminations)	$1,247.1	$1,316.4	$718.8	$(8.4)	$3,273.9	$1,167.3		$1,339.2	$679.2	$(3.8)	$3,181.9
Impact from the exit of a COVID-19 testing application(3)								(17.9)			(17.9)
Adjusted net sales (eliminations)							$—	$1,321.3			$3,164.0

Net income margin					18.2%						18.4%
Adjusted EBITDA margin	33.4%	27.3%	29.0%	n/m	27.5%	32.1%		31.2%	27.1%	n/m	27.9%

(1) Represents the sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture.
(2) The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales, and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period.
(3) The impact to Net sales and Gross margin represents the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023, which was largely offset by an impairment charge during the same period resulting in a $1.1 million impact on net income. See Note 14 in the Notes to Consolidated Financial Statements for further detail.
(4) Represents a reserve recorded on an investment with a collaborative partner. See Note 3 in the Notes to Consolidated Financial Statements for further detail.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the

Company’s outstanding long-term debt. As of December 31, 2023, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, Canadian Dollar, British Pound, Indian Rupee, Chinese Renminbi, Swedish Krona and Brazilian Real. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction losses (gains) for the periods ended December 31, 2023, 2022 and 2021 were $7.3 million, $(0.8) million and $1.1 million, respectively, and are reported within Other expense (income) - net on the Consolidated Statements of Income. See Note 1 in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Fluctuations

The Company has interest rate exposure due to $131.0 million of the $1,333.3 million debt outstanding at December 31, 2023 being floating rate debt. The Company’s Revolving Facility and Term Facility both bear interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. At December 31, 2023, there was $81.0 million outstanding under the Revolving Facility with an interest rate of 5.00% and $50.0 million outstanding under the Term Facility with an interest rate of 6.59%.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management excluded Iridian Spectral Technologies and STC Material Solutions from its assessment of internal controls over financial reporting as these acquisitions occurred in 2023 (see Note 2 in the Notes to the Consolidated Financial Statements for further detail). This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The total assets (excluding goodwill and intangible assets) and net sales of current year acquisitions represented approximately one percent and zero percent, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2023. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded Iridian Spectral Technologies and STC Material Solutions from its assessment of internal control over financial reporting as these acquisitions occurred in the twelve months ended December 31, 2023. The combined total assets and net sales of these acquisitions represented approximately one percent and zero percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.

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
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Revenue — Disaggregation of Revenue — Refer to Note 5 to the financial statements

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2024

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Net sales	$3,273.9	$3,181.9	$2,764.8
Cost of sales	1,827.0	1,755.0	1,540.3
Gross profit	1,446.9	1,426.9	1,224.5
Selling, general and administrative expenses	703.5	652.7	578.2
Restructuring expenses and asset impairments	10.9	22.8	9.3
Operating income	732.5	751.4	637.0
Gain on sale of businesses - net	(84.7)	(34.8)	—
Other expense (income) - net	5.2	(3.9)	16.2
Interest expense	51.7	40.7	41.0
Income before income taxes	760.3	749.4	579.8
Provision for income taxes	164.7	162.7	130.5
Net income	595.6	586.7	449.3
Net loss attributable to noncontrolling interest	0.5	0.2	0.1
Net income attributable to IDEX	$596.1	$586.9	$449.4

Earnings per common share:
Basic earnings per common share attributable to IDEX	$7.87	$7.74	$5.91
Diluted earnings per common share attributable to IDEX	$7.85	$7.71	$5.88

Share data:
Basic weighted average common shares outstanding	75.6	75.7	76.0
Diluted weighted average common shares outstanding	75.9	76.0	76.4

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$595.6	$586.7	$449.3
Other comprehensive loss:
Reclassification adjustments for derivatives, net of tax	—	—	2.5
Pension and other postretirement adjustments, net of tax	(7.4)	18.3	17.0
Cumulative translation adjustment	87.8	(74.9)	(75.6)
Other comprehensive income (loss)	80.4	(56.6)	(56.1)
Comprehensive income	676.0	530.1	393.2
Comprehensive loss attributable to noncontrolling interest	0.5	0.2	—
Comprehensive income attributable to IDEX	$676.5	$530.3	$393.2

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$534.3	$430.2
Receivables - net	427.8	442.8
Inventories - net	420.8	470.9
Other current assets	63.4	55.4
Total current assets	1,446.3	1,399.3
Property, plant and equipment - net	430.3	382.1
Goodwill	2,838.3	2,638.1
Intangible assets - net	1,011.8	947.8
Other noncurrent assets	138.5	144.6
Total assets	$5,865.2	$5,511.9
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$179.7	$208.9
Accrued expenses	271.5	289.1
Current portion of long-term borrowings	0.6	—
Dividends payable	48.5	45.6
Total current liabilities	500.3	543.6
Long-term borrowings - net	1,325.1	1,468.7
Deferred income taxes	291.9	264.2
Other noncurrent liabilities	206.7	195.8
Total liabilities	2,324.0	2,472.3
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,073,413 shares at December 31, 2023 and 90,064,988 shares at December 31, 2022	0.9	0.9
Additional paid-in capital	839.0	817.2
Retained earnings	3,934.3	3,531.7
Treasury stock at cost: 14,344,820 shares at December 31, 2023 and 14,451,032 shares at December 31, 2022	(1,187.0)	(1,184.3)
Accumulated other comprehensive loss	(45.8)	(126.2)
Total shareholders’ equity	3,541.4	3,039.3
Noncontrolling interest	(0.2)	0.3
Total equity	3,541.2	3,039.6
Total liabilities and equity	$5,865.2	$5,511.9

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions except share and per share amounts)

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
Balance, December 31, 2020	$776.1	$2,841.5	$13.4	$(24.4)	$(2.5)	$(1,063.9)	$2,540.2	$0.1	$2,540.3
Net income (loss)	—	449.4	—	—	—	—	449.4	(0.1)	449.3
Cumulative translation adjustment	—	—	(75.6)	—	—	—	(75.6)	—	(75.6)
Net change in retirement obligations (net of tax of $5.3)	—	—	—	17.0	—	—	17.0	—	17.0
Net change on derivatives designated as cash flow hedges (net of tax of $0.8)	—	—	—	—	2.5	—	2.5	—	2.5
Net issuance of 228,567 shares of common stock (net of tax of $3.1)	—	—	—	—	—	13.6	13.6	—	13.6
Share-based compensation	20.4	—	—	—	—	—	20.4	—	20.4
Cash dividends declared - $2.16 per common share outstanding	—	(164.4)	—	—	—	—	(164.4)	—	(164.4)
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$—	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	586.9	—	—	—	—	586.9	(0.2)	586.7
Cumulative translation adjustment	—	—	(74.9)	—	—	—	(74.9)	—	(74.9)
Net change in retirement obligations (net of tax of $6.8)	—	—	—	18.3	—	—	18.3	—	18.3
Net issuance of 216,946 shares of common stock (net of tax of $3.1)	—	—	—	—	—	14.1	14.1	—	14.1
Repurchase of 795,423 shares of common stock	—	—	—	—	—	(148.1)	(148.1)	—	(148.1)
Share-based compensation	21.6	—	—	—	—	—	21.6	—	21.6
Cash dividends declared - $2.40 per common share outstanding	—	(181.7)	—	—	—	—	(181.7)	—	(181.7)
Contributions received from joint venture partner	—	—	—	—	—	—	—	0.5	0.5
Balance, December 31, 2022	$818.1	$3,531.7	$(137.1)	$10.9	$—	$(1,184.3)	$3,039.3	$0.3	$3,039.6
Net income (loss)	—	596.1	—	—	—	—	596.1	(0.5)	595.6
Cumulative translation adjustment	—	—	87.8	—	—	—	87.8	—	87.8
Net change in retirement obligations (net of tax of $(2.3))	—	—	—	(7.4)	—	—	(7.4)	—	(7.4)
Net issuance of 230,812 shares of common stock (net of tax of $2.8)	—	—	—	—	—	21.5	21.5	—	21.5
Repurchase of 124,600 shares of common stock	—	—	—	—	—	(24.2)	(24.2)	—	(24.2)
Share-based compensation	21.8	—	—	—	—	—	21.8	—	21.8
Cash dividends declared - $2.56 per common share outstanding	—	(193.5)	—	—	—	—	(193.5)	—	(193.5)
Balance, December 31, 2023	$839.9	$3,934.3	$(49.3)	$3.5	$—	$(1,187.0)	$3,541.4	$(0.2)	$3,541.2

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$595.6	$586.7	$449.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of businesses - net	(84.7)	(34.8)	—
Asset impairments	0.8	17.4	0.8
Credit loss on note receivable from collaborative partner	7.7	—	—
Depreciation	57.2	50.7	46.6
Amortization of intangible assets	94.9	69.0	56.4
Share-based compensation expense	21.8	21.6	20.4
Deferred income taxes	(14.7)	(18.5)	(6.1)
Non-cash interest expense associated with forward starting swaps	—	—	3.3
Termination of the U.S. pension plan, net of curtailment	—	—	8.6
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables - net	20.5	(71.7)	(49.4)
Inventories - net	66.2	(72.4)	(46.1)
Other current assets	(6.5)	(0.5)	9.0
Trade accounts payable	(25.3)	17.6	22.9
Deferred revenue	12.7	(25.0)	19.8
Accrued expenses	(34.8)	16.6	25.8
Other - net	5.3	0.7	4.0
Net cash flows provided by operating activities	716.7	557.4	565.3
Cash flows from investing activities
Capital expenditures	(89.9)	(68.0)	(72.7)
Acquisition of businesses, net of cash acquired	(311.8)	(945.6)	(577.4)
Proceeds from sale of businesses, net of cash remitted	118.6	49.4	—
Purchases of marketable securities	(29.0)	—	(45.2)
Proceeds from sale of marketable securities	24.8	39.7	—
Other - net	3.5	7.3	(2.8)
Net cash flows used in investing activities	(283.8)	(917.2)	(698.1)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	210.4	—
Payments under revolving credit facilities	—	(135.0)	—
Proceeds from issuance of long-term borrowings	100.0	200.0	499.4
Payment of long-term borrowings	(250.0)	—	(350.1)
Payment of make-whole redemption premium	—	—	(6.7)
Cash dividends paid to shareholders	(190.7)	(177.4)	(161.1)
Proceeds from share issuances, net of shares withheld for taxes	21.5	14.1	13.6
Repurchases of common stock	(24.2)	(148.1)	—
Other	(1.3)	(1.8)	(4.6)
Net cash flows used in financing activities	(344.7)	(37.8)	(9.5)
Effect of exchange rate changes on cash and cash equivalents	15.9	(27.6)	(28.2)
Net increase (decrease) in cash and cash equivalents	104.1	(425.2)	(170.5)
Cash and cash equivalents at beginning of year	430.2	855.4	1,025.9
Cash and cash equivalents at end of year	$534.3	$430.2	$855.4
Supplemental cash flow information
Cash paid for:
Interest	$50.8	$37.1	$36.0
Income taxes - net	199.5	175.6	118.2
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.Significant Accounting Policies

Business

IDEX is an applied solutions provider specializing in the manufacturing of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. The Company’s products and services include positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems, flow monitoring and other services, precision fluidics, powder and liquid processing technologies, drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions, firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices and precision equipment for dispensing, metering and mixing colorants and paints. These products and services are grouped into three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

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

Revenue Recognition

The Company accounts for a contract with a customer when it has approval from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company determines the appropriate revenue recognition by analyzing the terms and conditions of the contract. Revenue, or Net sales, is recognized when control of the products or services is transferred to a customer at an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring the products or providing the services. Control is transferred to customers when performance obligations within a contract are satisfied. A performance obligation is a promise to transfer a distinct product or service to a customer.

The majority of the Company's contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. Some contracts include multiple performance obligations such as a product and related installation, extended warranty, software and/or maintenance services. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation.

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

When accounting for over-time contracts, the Company uses an input measure to determine the extent of progress towards completion of the performance obligation. The Company believes this measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Revenue is recognized based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

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

Contract Assets and Liabilities

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

Contract liabilities include advance payments, deposits and billings in excess of revenue recognized and are included in deferred revenue which is classified as current or noncurrent based on the timing of when the Company expects to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on the Consolidated Balance Sheets. Advance payments and deposits represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. The Company generally receives advance payments from customers related to maintenance services which are recognized ratably over the service term. The Company also receives deposits from customers on certain orders which the Company recognizes as revenue at a point in time. Billings in excess of revenue recognized represent contract liabilities and primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales and are recognized as a period expense during the period in which they are incurred.

Advertising Costs

Advertising costs of $15.9 million, $14.9 million and $10.7 million for 2023, 2022 and 2021, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

Marketable Securities

From time to time, the Company may hold investments in marketable securities, which are recorded in Other current assets in the Consolidated Balance Sheets. These investments are recorded at fair value, with gains and losses, dividends and interest income included in Other expense (income) - net in the Consolidated Statements of Income. See Note 8 for further discussion on the marketable securities held by the Company.

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

Impairment of Long-Lived Assets

A long-lived asset is reviewed for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value, as measured by comparing its net book value to the projected undiscounted future cash flows generated by its use. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. A long-lived asset impairment exists when the carrying value of the asset group exceeds its fair value. The amount and timing of the impairment charge for an asset group requires the estimation of future cash flows, which are then discounted to determine the fair value of the asset group. An impaired asset group is recorded at its estimated fair value. Refer to Note 14 for further discussion on impairment of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”), requires that the Company review the carrying value of goodwill and indefinite-lived intangible assets annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company evaluates the recoverability of these assets as of October 31 based on the estimated fair value of each reporting unit and the indefinite-lived intangible assets. See Note 6 for further discussion on goodwill and indefinite-lived intangible assets.

Borrowing Expenses

Expenses incurred in securing and issuing debt are capitalized and included as a reduction of Long-term borrowings - net. These amounts are amortized over the life of the related borrowing and the related amortization is included in Interest expense in the Consolidated Statements of Income.

Earnings per Common Share

Diluted earnings per common share (“EPS”) attributable to IDEX is computed by dividing Net income attributable to IDEX by the weighted average number of common shares outstanding (basic) plus common stock equivalents outstanding (diluted) during the year. Common stock equivalents consist of restricted stock, performance share units and stock options, which have been included in the calculation of weighted average common shares outstanding using the treasury stock method.

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

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	2023	2022	2021
	(In millions)
Basic weighted average common shares outstanding	75.6	75.7	76.0
Dilutive effect of restricted stock, performance share units and stock options	0.3	0.3	0.4
Diluted weighted average common shares outstanding	75.9	76.0	76.4

Options to purchase shares of common stock that were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive were as follows:

	2023	2022	2021
Antidilutive shares not included in Diluted EPS attributable to IDEX	0.2	0.5	0.3

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation-Stock Compensation. Accordingly, the Company expenses the fair value of the awards granted under its share-based compensation plans. That cost is recognized in the Consolidated Financial Statements over the requisite service period of the grants. See Note 15 for further discussion on share-based compensation.

Depreciation and Amortization

Property and equipment are stated at cost, with depreciation provided using the straight-line method over the following estimated useful lives:

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

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 20 years
Trade names	15 to 20 years
Customer relationships	5 to 20 years
Unpatented technology	8 to 20 years
Software	5 years

Research and Development Expenditures

Costs associated with engineering activities, including research and development, are expensed in the period incurred and are included in Cost of sales.

Total engineering expenses, which include research and development as well as application and support engineering, were $107.5 million, $95.4 million and $82.9 million in 2023, 2022 and 2021, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $68.4 million, $61.4 million and $50.1 million in 2023, 2022 and 2021, respectively.

Foreign Currency Translation and Transaction

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date and the income statement amounts have been translated using the average monthly exchange rates for the year. Translation adjustments from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are reported within Other expense (income) - net in the Consolidated Statements of Income. Net transaction loss (gain) for the years ended December 31, 2023, 2022 and 2021 was $7.3 million, $(0.8) million and $1.1 million, respectively.

Income Taxes

Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities and for loss carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. See Note 12 for further discussion on income taxes.

Concentration of Credit Risk

The Company is not dependent on a single customer as its largest customer accounted for less than 3% of net sales for all years presented.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. The Company adopted this standard on a prospective basis for the annual period beginning January 1, 2023. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Consolidated Financial Statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Consolidated Financial Statements and disclosures.

2. Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Company’s Consolidated Balance Sheets from their respective dates of acquisition. The results of operations of businesses acquired have been included in the Company’s Consolidated Statements of Income since the respective dates of acquisition. The results of operations of divestitures have been included in the Company’s Consolidated Statements of Income through the respective dates of disposition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Consolidated Financial Statements individually or in the aggregate. In addition, the divestitures did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

2023 Acquisitions

Iridian

On May 19, 2023, the Company acquired Iridian Spectral Technologies (“Iridian”) in a stock acquisition. Iridian is a global leader in designing and manufacturing thin-film, multi-layer optical filters serving the laser communications, telecommunications and life sciences markets and expands the Company’s array of optical technology offerings. Headquartered in Ottawa, Canada, Iridian operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. Iridian was acquired for cash consideration of $109.8 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $52.7 million and $45.6 million, respectively. The goodwill is not deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$10.6
Property, plant and equipment	19.9
Goodwill	52.7
Intangible assets	45.6
Other noncurrent assets	5.4
Total assets acquired	134.2
Current liabilities	(1.2)
Deferred income taxes	(18.3)
Other noncurrent liabilities	(4.9)
Net assets acquired(1)	$109.8

(1) During the fourth quarter of 2023, the Company finalized the net working capital of the assets and liabilities acquired, resulting in a $0.5 million adjustment to reduce the purchase price of the Iridian business.

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

STC

On December 14, 2023, the Company acquired STC Material Solutions (“STC”) in a stock acquisition. STC specializes in the design and manufacturing of technical ceramics and hermetic sealing products for the most extreme, mission critical applications in the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. Headquartered in St. Albans, Vermont, with additional operations in Santa Ana, California, STC operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. STC was acquired for cash consideration of $202.0 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $104.0 million and $95.3 million, respectively. The goodwill is not deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the STC acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information, primarily related to the valuations of these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.7
Property, plant and equipment	12.5
Goodwill	104.0
Intangible assets	95.3
Other noncurrent assets	3.1
Total assets acquired	231.6
Current liabilities	(5.4)
Deferred income taxes	(21.7)
Other noncurrent liabilities	(2.5)
Net assets acquired	$202.0

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$9.3	15
Customer relationships	66.0	15
Unpatented technology	20.0	11
Acquired intangible assets	$95.3

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) in a partial stock and partial asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the FMT segment. Nexsight was acquired for cash consideration of $112.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $54.7 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

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

KZValve

On May 2, 2022, the Company acquired KZ CO. (“KZValve”) in an asset acquisition. KZValve is a leading manufacturer of electric valves and controllers used primarily in agricultural applications. KZValve augments and expands IDEX’s agricultural portfolio, complementing Banjo’s current fluid management solutions for these applications. Headquartered in Greenwood, Nebraska, KZValve operates in the Company’s Agriculture reporting unit within the FMT segment. KZValve was acquired for cash consideration of $120.1 million. The entire purchase was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $56.4 million and $52.0 million, respectively. The goodwill is deductible for tax purposes.

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

Muon Group

On November 18, 2022, the Company acquired the stock of Muon B.V. and its subsidiaries (“Muon Group”). Muon Group manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. Muon Group maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset, England and Pune, India and operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. Muon Group was acquired for cash consideration of $713.0 million. The purchase price was funded with $342.6 million of cash on hand, $170.4 million of proceeds from the Company's Revolving Facility (as defined below) and $200.0 million of proceeds from the Company's Term Facility (as defined below). Goodwill and intangible assets recognized as part of this transaction were $396.6 million and $319.1 million, respectively. The goodwill is not deductible for tax purposes.

The Company finalized the allocation of the purchase price for the Muon Group acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$51.4
Property, plant and equipment	57.6
Goodwill	396.6
Intangible assets	319.1
Other noncurrent assets	9.6
Total assets acquired	834.3
Current liabilities	(26.8)
Deferred income taxes	(83.5)
Other noncurrent liabilities	(11.0)
Net assets acquired	$713.0

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

Acquisition-Related Costs

The Company incurred acquisition costs related to completed, pending and potential acquisitions, including those that ultimately were not completed. These costs were recorded in Selling, general and administrative expenses. The Company also incurred fair value inventory step-up charges associated with completed acquisitions. These costs were recorded in Cost of sales. A summary of the acquisition costs and the fair value inventory step-up charges recorded in the years ended December 31, 2023, 2022 and 2021 are presented in the following table:

	2023	2022	2021
Acquisition costs	$7.3	$6.8	$6.5
Fair value inventory step-up charges	$1.6	$8.5	$11.6

Divestitures

The Company periodically reviews its businesses relative to its core business and customers and evaluates if refinements may be needed. As such, from time to time, the Company may sell various businesses or assets for a variety of reasons. Any resulting gain or loss recognized due to divestitures is recorded within Gain on sale of businesses - net in the Consolidated Statements of Income.

On December 29, 2023, the Company completed the sale of Novotema, SpA (“Novotema”) for proceeds of $8.3 million, net of cash remitted, resulting in a loss on the sale of $9.1 million. There was no income tax impact associated with this transaction in the Consolidated Statements of Income due to the participation exemption of its consolidated group. The results of Novotema were reported in the Sealing Solutions reporting unit within the HST segment.

On August 3, 2023, the Company completed the sale of Micropump, Inc. (“Micropump”) for proceeds of $110.3 million, net of cash remitted, resulting in a pre-tax gain on the sale of $93.8 million. The divestiture resulted in $22.7 million of income tax expense in the Consolidated Statements of Income during the year ended December 31, 2023. Micropump was its own reporting unit and its results were reported within the HST segment.

On September 9, 2022, the Company completed the sale of Knight LLC (“Knight”) for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million. The divestiture resulted in $5.5 million of income tax expense in the Consolidated Statements of Income during the year ended December 31, 2022. The results of Knight were reported in the Water reporting unit within the FMT segment.

3. Collaborative Investments

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that manufactures and sells high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as exports these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture maintains operations in Dammam, Saudi Arabia and operates in the Company’s Sealing Solutions reporting unit within the HST segment. The Company has contributed $0.7 million for 55% of the share capital while the third-party partner has contributed $0.6 million for 45% of the share capital. The Joint Venture has been selling since July 2022. Since IDEX controls the entity, IDEX has consolidated the Joint Venture and recorded a Noncontrolling interest in its Consolidated Financial Statements.

During 2021 and 2022, a subsidiary of IDEX funded a total of $7.2 million in promissory notes as an investment in a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses, which aligns with IDEX’s FSDP segment’s strategic plan. On a quarterly basis, the Company evaluates whether an allowance for credit losses is required for these promissory notes and measures the allowance using the current expected credit loss model. During the second quarter of 2023, IDEX determined that its investment may no longer be recoverable. As a result, IDEX recorded a credit loss of $7.7 million in Other expense (income) - net in the Consolidated Statements of Income and a reserve in Other noncurrent assets on the Consolidated Balance Sheets for the full amount of the principal and accrued interest outstanding. During the fourth quarter of 2023, IDEX converted the promissory notes to equity, resulting in a cost method investment with zero value.

4. Balance Sheet Components

	December 31,
	2023	2022
RECEIVABLES - NET
Customers	$419.0	$431.3
Other	16.3	19.5
Total	435.3	450.8
Less allowance for credit losses	7.5	8.0
Total receivables - net	$427.8	$442.8
INVENTORIES - NET
Raw materials and components parts	$268.1	$301.2
Work in process	44.5	54.3
Finished goods	108.2	115.4
Total inventories - net	$420.8	$470.9
PROPERTY, PLANT AND EQUIPMENT - NET
Land and improvements	$30.8	$35.2
Buildings and improvements	234.7	214.2
Machinery, equipment and other	551.0	492.4
Office and transportation equipment	106.0	100.6
Construction in progress	53.5	56.4
Total	976.0	898.8
Less accumulated depreciation and amortization	545.7	516.7
Total property, plant and equipment - net	$430.3	$382.1
ACCRUED EXPENSES
Payroll and related items	$97.1	$102.7
Management incentive compensation	16.4	26.4
Income taxes payable	18.5	30.2
Insurance	11.4	11.2
Warranty	9.1	8.1
Deferred revenue	55.9	44.7
Lease liability	22.0	21.6
Restructuring	2.1	1.4
Accrued interest	4.5	5.5
Pension and retiree medical obligations	3.4	3.3
Other	31.1	34.0
Total accrued expenses	$271.5	$289.1
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$65.1	$55.1
Transition tax payable	5.0	9.1
Deferred revenue	17.3	15.0
Lease liability	98.1	96.6
Other	21.2	20.0
Total other noncurrent liabilities	$206.7	$195.8

The valuation and qualifying account activity for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
ALLOWANCE FOR CREDIT LOSSES
Beginning balance January 1	$8.0	$7.2
Charged to costs and expenses, net of recoveries	0.6	2.2
Utilization	(1.2)	(1.2)
Other adjustments, including acquisitions and Foreign currency translation	0.1	(0.2)
Ending balance December 31	$7.5	$8.0

5. Revenue

Disaggregation of Revenue

The Company has a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. The Company disaggregates revenue from contracts with customers by reporting unit and geographical region for each segment as the Company believes it best depicts how the amount, nature, timing and uncertainty of its revenue and cash flows are affected by economic factors. Revenue, or Net sales, was attributed to geographical region based on the location of the customer. The following tables present revenue disaggregated by reporting unit and geographical region.

Revenue by reporting unit for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Pumps	$402.9	$396.5	$345.1
Water	345.8	307.8	255.3
Energy	209.3	191.3	169.0
Agriculture	159.6	152.8	107.4
Valves	129.5	118.9	121.9
Intersegment elimination	(2.9)	(1.1)	(0.7)
Fluid & Metering Technologies	1,244.2	1,166.2	998.0
Scientific Fluidics & Optics(1)	681.5	639.0	508.0
Performance Pneumatic Technologies	250.0	257.6	182.2
Sealing Solutions	242.3	266.0	264.2
Material Processing Technologies	120.7	138.1	134.5
Micropump(2)	21.9	38.5	32.9
Intersegment elimination	(2.9)	(2.4)	(2.8)
Health & Science Technologies	1,313.5	1,336.8	1,119.0
Fire & Safety	431.9	400.1	377.5
Dispensing	167.5	167.5	169.6
BAND-IT	119.4	111.6	100.8
Intersegment elimination	(2.6)	(0.3)	(0.1)
Fire & Safety/Diversified Products	716.2	678.9	647.8
Total net sales	$3,273.9	$3,181.9	$2,764.8

(1) The year ended December 31, 2022 includes the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 14 for further detail.

(2) Revenue from Micropump (sold on August 3, 2023) has been included in the Company’s Consolidated Statements of Income through the date of disposition. See Note 2 for further detail.

Revenue by geographical region for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31, 2023
	FMT	HST	FSDP	IDEX
U.S.	$695.7	$575.5	$371.9	$1,643.1
North America, excluding U.S.	70.3	22.6	33.4	126.3
Europe	213.8	439.9	166.7	820.4
Asia	177.6	249.4	108.5	535.5
Other(1)	89.7	29.0	38.3	157.0
Intersegment elimination	(2.9)	(2.9)	(2.6)	(8.4)
Total net sales	$1,244.2	$1,313.5	$716.2	$3,273.9

	For the Year Ended December 31, 2022
	FMT	HST	FSDP	IDEX
U.S.(2)	$660.8	$646.9	$343.3	$1,651.0
North America, excluding U.S.	71.5	25.8	35.3	132.6
Europe(2)	194.6	379.7	160.9	735.2
Asia	157.8	261.3	104.2	523.3
Other(1)	82.6	25.5	35.5	143.6
Intersegment elimination	(1.1)	(2.4)	(0.3)	(3.8)
Total net sales	$1,166.2	$1,336.8	$678.9	$3,181.9

	For the Year Ended December 31, 2021
	FMT	HST	FSDP	IDEX
U.S.	$532.9	$489.7	$317.0	$1,339.6
North America, excluding U.S.	61.6	23.7	28.5	113.8
Europe	197.2	341.0	161.5	699.7
Asia	143.7	241.8	110.0	495.5
Other(1)	63.3	25.6	30.9	119.8
Intersegment elimination	(0.7)	(2.8)	(0.1)	(3.6)
Total net sales	$998.0	$1,119.0	$647.8	$2,764.8

(1) Other includes: South America, Middle East, Australia and Africa.

(2) The HST segment includes the acceleration of $17.9 million of previously deferred revenue as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application, of which $9.5 million was recognized in the U.S. and $8.4 million was recognized in Europe in the year ended December 31, 2022. See Note 14 for further detail.

Performance Obligations

Revenue from products and services transferred to customers at a point in time was approximately 95% and over time was approximately 5% in each of the years ended December 31, 2023, 2022, and 2021.

Contract Balances

The composition of customer receivables was as follows:

	December 31, 2023	December 31, 2022
Billed receivables	$408.1	$421.3
Unbilled receivables	10.9	10.0
Total customer receivables	$419.0	$431.3

The composition of deferred revenue was as follows:

	December 31, 2023	December 31, 2022
Deferred revenue - current	$55.9	$44.7
Deferred revenue - noncurrent	17.3	15.0
Total deferred revenue	$73.2	$59.7

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2023 and 2022, by reportable business segment, were as follows:

	FMT	HST	FSDP	Total
Goodwill	$701.7	$1,264.3	$402.3	$2,368.3
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2022	681.0	1,114.5	372.2	2,167.7
Foreign currency translation	(8.4)	(11.5)	(9.3)	(29.2)
Acquisitions	112.9	391.1	—	504.0
Measurement period adjustments	0.3	0.9	—	1.2
Divestitures	(5.6)	—	—	(5.6)
Balance at December 31, 2022	780.2	1,495.0	362.9	2,638.1
Foreign currency translation	6.6	38.6	5.7	50.9
Acquisitions	—	156.7	—	156.7
Measurement period adjustments	(1.8)	5.4	—	3.6
Divestitures	—	(11.0)	—	(11.0)
Balance at December 31, 2023	$785.0	$1,684.7	$368.6	$2,838.3

Goodwill represents the purchase price in excess of the net amount assigned to the assets acquired and liabilities assumed and was tested for impairment at each of the Company’s reporting units as determined in accordance with ASC 350 as of October 31, 2023, the Company’s annual impairment test date, with no impairment noted. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing 12 month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the forward looking 2024 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units. In 2023 and 2022, there were no events or circumstances that would have required an interim impairment test.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2023 and 2022:

	At December 31, 2023				At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.7	$(2.0)	$0.7	12	$2.9	$(1.8)	$1.1
Trade names	171.9	(54.3)	117.6	15	186.5	(71.4)	115.1
Customer relationships	860.7	(228.7)	632.0	13	772.2	(184.9)	587.3
Unpatented technology	233.5	(66.3)	167.2	12	207.1	(57.8)	149.3
Software	5.3	(1.9)	3.4	5	4.8	(0.7)	4.1
Total amortized intangible assets	1,274.1	(353.2)	920.9	13	1,173.5	(316.6)	856.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,365.0	$(353.2)	$1,011.8		$1,264.4	$(316.6)	$947.8

The Banjo and Akron Brass trade names are indefinite-lived intangible assets that were also tested for impairment as of October 31, 2023, with no impairments noted. These indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. In 2023 and 2022, there were no events or circumstances that would have required an interim impairment test.

Amortization of intangible assets was $94.9 million, $69.0 million and $56.4 million in 2023, 2022 and 2021, respectively. Based on the intangible asset balances as of December 31, 2023, expected amortization expense for the years 2024 through 2028 is as follows:

Maturity of Intangible Assets	Estimated Amortization
2024	$98.8
2025	97.3
2026	95.7
2027	92.4
2028	89.4

7. Borrowings

Borrowings at December 31, 2023 and 2022 consisted of the following:

	2023	2022
3.20% Senior Notes, repaid in June 2023 (the “3.20% Senior Notes”)	$—	$100.0
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)	100.0	100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	—
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)	81.0	77.7
$200.0 million Term Facility, due November 2027 (the “Term Facility”)	50.0	200.0
Other borrowings	2.3	0.1
Total borrowings	1,333.3	1,477.8
Less current portion	0.6	—
Less deferred debt issuance costs	6.5	7.9
Less unaccreted debt discount	1.1	1.2
Long-term borrowings	$1,325.1	$1,468.7

Revolving Credit Facility and Term Facility

On November 1, 2022, the Company entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other agents party thereto. The Credit Agreement consists of a revolving credit facility in an aggregate principal amount of $800 million and a term credit facility available to the Company in an aggregate principal amount of $200 million, both of which have a final maturity date of November 1, 2027. The maturity date of the Revolving Facility may be extended under certain conditions for an additional one-year term. Up to $100 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries and financing of acquisitions. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. During 2023, the Company repaid $150.0 million of the $200.0 million previously outstanding under the Term Facility.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of Term SOFR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 4.22% during 2023 and 3.32% during 2022 for the period following the issuance of the Revolving Facility. The weighted-average interest rate for borrowings outstanding under the Term Facility was 6.22% during 2023 and 5.83% during 2022 for the period following the issuance of the Term Facility.

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

At December 31, 2023, there was $81.0 million outstanding under the Revolving Facility and $3.4 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $715.6 million.

Senior Notes

On June 13, 2023, the Company completed a private placement of $100.0 million aggregate principal amount of 5.13% Senior Notes due June 13, 2028 pursuant to a Note Purchase and Master Note Agreement, dated as of June 13, 2023, among the Company, NYL Investors LLC (“New York Life”) and certain affiliates of New York Life identified as Purchasers of the 5.13% Senior Notes therein. The 5.13% Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company used the proceeds from the 5.13% Senior Notes issuance to repay the 3.20% Senior Notes due June 13, 2023.

Inclusive of the 5.13% Senior Notes, at December 31, 2023, the Company has $1.2 billion in senior notes outstanding at various interest rates detailed in the table above (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears during the second and fourth quarters of the year. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. Subject to the terms of the respective indenture, the Company may redeem all or a portion of the Senior Notes at any time prior to maturity at the redemption prices set forth in the indenture. The terms of the 2.625% Senior Notes and the 3.00% Senior Notes also require the Company to make an offer to repurchase the 2.625% Senior Notes and the 3.00% Senior Notes upon a change of control triggering event (as defined in the indenture) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The terms of the 3.37% Senior Notes and the 5.13% Senior Notes also require the Company to make an offer to repurchase the 3.37% Senior Notes and the 5.13% Senior Notes upon a change of control (as defined in the note purchase agreement) of the Company at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

Covenants

There are two key financial covenants that the Company is required to maintain in connection with the Credit Agreement and the Senior Notes, excluding the 3.00% Senior Notes and the 2.625% Senior Notes which have no financial covenants. Those two covenants include a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, both of which are tested quarterly and in the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. While there are no financial covenants relating to the 3.00% Senior Notes and the 2.625% Senior Notes, they are subject to cross-default provisions. At December 31, 2023, the Company was in compliance with all covenants under our borrowing arrangements.

Total borrowings at December 31, 2023 have scheduled maturities as follows:

Maturity of Borrowings
2024	$0.6
2025	100.9
2026	0.5
2027	131.3
2028	100.0
Thereafter	1,000.0
Total borrowings	$1,333.3

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2023 and 2022:

	Basis of Fair Value Measurements
	December 31, 2023	December 31, 2022
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$10.5	$7.5
Available-for-sale securities - equities(2)	4.4	—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.

(2) At December 31, 2023, the securities are included in Other current assets on the Company’s Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2023 or 2022.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments.

The following table provides the fair value of the outstanding indebtedness described in Note 7, which is based on quoted market prices and current market rates for debt with similar credit risk and maturity, as well as the carrying value. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,203.5	$1,332.2	$1,328.7	$1,476.6

9. Leases

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

The Company does not have any significant leases that have not yet commenced.

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 was as follows:

	Balance Sheet Caption	December 31, 2023	December 31, 2022
Right-of-Use (“ROU”) Assets:
Building ROU assets - net	Other noncurrent assets	$110.7	$104.4
Equipment ROU assets - net	Other noncurrent assets	7.6	5.6
Total ROU assets - net		$118.3	$110.0
Lease Liabilities:
Current lease liabilities	Accrued expenses	$22.0	$21.6
Noncurrent lease liabilities	Other noncurrent liabilities	98.1	96.6
Total lease liabilities		$120.1	$118.2

The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Fixed lease cost (1)	$33.0	$30.8	$31.5
Variable lease cost	2.7	2.3	2.3
Total lease expense	$35.7	$33.1	$33.8

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities	$33.6	$31.7	$31.2
Right-of-use assets obtained in exchange for new lease liabilities	29.0	19.0	16.0

Other supplemental information related to leases as of December 31, 2023 and 2022 was as follows:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Building and equipment	7.00	7.43
Vehicles	2.63	2.14
Weighted-average discount rate:
Building and equipment	3.71%	3.41%
Vehicles	3.43%	1.70%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at December 31, 2023 have scheduled maturities as follows:

Maturity of Lease Liabilities
2024	$20.6
2025	23.3
2026	20.7
2027	15.9
2028	13.5
Thereafter	39.8
Total lease payments	133.8
Less: Imputed interest	(13.7)
Present value of lease liabilities	$120.1

10. Commitments and Contingencies

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2023	2022	2021
Beginning balance, January 1	$8.1	$7.6	$7.4
Provision for warranties	5.8	3.0	3.4
Claim settlements	(4.7)	(4.1)	(3.8)
Other adjustments, including acquisitions, divestitures and foreign currency translation	(0.1)	1.6	0.6
Ending balance, December 31	$9.1	$8.1	$7.6

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

11. Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. During 2023, the Company repurchased a total of 124,600 shares at a cost of $24.2 million. During 2022, the Company repurchased a total of 795,423 shares at a cost of $148.1 million. There were no share repurchases during 2021. As of December 31, 2023, the amount of share repurchase authorization remaining was $539.7 million.

12. Income Taxes

Pretax income for 2023, 2022 and 2021 was taxed in the following jurisdictions:

	2023	2022	2021
U.S.	$534.1	$516.5	$350.2
Foreign	226.2	232.9	229.6
Total	$760.3	$749.4	$579.8

The provision (benefit) for income taxes for 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Current
U.S.	$103.8	$102.8	$64.7
State and local	13.7	14.5	11.0
Foreign	61.9	63.9	60.9
Total current	179.4	181.2	136.6
Deferred
U.S.	(11.1)	(12.2)	(4.1)
State and local	1.7	(1.0)	(1.4)
Foreign	(5.3)	(5.3)	(0.6)
Total deferred	(14.7)	(18.5)	(6.1)
Total provision for income taxes	$164.7	$162.7	$130.5

Deferred tax assets (liabilities) at December 31, 2023 and 2022 were:

	2023	2022
Allowances and accruals	$18.8	$21.1
Employee and retiree benefit plans	20.9	17.8
Inventories	10.8	12.0
Foreign tax credit and other carryforwards	14.8	15.0
Lease liabilities	25.8	26.9
Right of use assets	(24.7)	(25.9)
Depreciation and amortization	(322.1)	(301.3)
Taxes on undistributed foreign earnings	(21.0)	(18.4)
Other	0.7	5.6
Total gross deferred tax (liabilities)	(276.0)	(247.2)
Valuation allowance	(14.4)	(15.0)
Total deferred tax (liabilities), net of valuation allowances	$(290.4)	$(262.2)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 were:

	2023	2022
Noncurrent deferred tax asset - Other noncurrent assets	$1.5	$2.0
Noncurrent deferred tax liabilities - Deferred income taxes	(291.9)	(264.2)
Net deferred tax liabilities	$(290.4)	$(262.2)

The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $14.3 million and $15.1 million as of December 31, 2023 and 2022, respectively.

The provision for income taxes differs from the amount calculated by applying the statutory federal income tax rate to pretax income. The calculated amount and the differences for 2023, 2022 and 2021 are shown in the following table:

	2023		2022		2021
Pretax income	$760.3		$749.4		$579.8
Provision for income taxes:
Computed amount at statutory rate of 21%	$159.7	21.0%	$157.4	21.0%	$121.8	21.0%
State and local income tax (net of federal tax benefit)	12.6	1.7%	11.4	1.5%	8.0	1.4%
Taxes on non-U.S. earnings-net of foreign tax credits	10.8	1.4%	12.4	1.7%	9.2	1.6%
Global Intangible Low-Taxed Income	—	—%	2.0	0.3%	0.4	0.1%
Foreign-Derived Intangible Income Deduction	(11.3)	(1.5%)	(11.9)	(1.6%)	(7.5)	(1.3%)
Share-based payments	(2.0)	(0.3%)	(2.6)	(0.4%)	(3.5)	(0.6%)
Other	(5.1)	(0.6%)	(6.0)	(0.8%)	2.1	0.3%
Total provision for income taxes	$164.7	21.7%	$162.7	21.7%	$130.5	22.5%

The Company has $54.9 million and $45.3 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2023 and 2022, respectively. No deferred U.S. income taxes have been provided on the $54.9 million of earnings that are considered to be permanently reinvested. The Company does not expect these earnings to incur U.S. taxes when ultimately repatriated other than potentially U.S. federal, state and local taxes on foreign exchange gains or losses recognized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $8.2 million and $6.8 million as of December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company repatriated $134.1 million, $199.9 million and $116.0 million of foreign earnings, respectively. These actual distributions resulted in no incremental income tax expense other than tax impacts on foreign exchange gains or losses. These repatriations represent distributions of previously taxed income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Beginning balance January 1	$—	$0.1	$1.1
Gross increases for tax positions of prior years	—	—	0.1
Gross decreases for tax positions of prior years	—	—	(0.3)
Settlements	—	—	(0.2)
Lapse of statute of limitations	—	(0.1)	(0.6)
Ending balance December 31	$—	$—	$0.1

As of December 31, 2023, the Company has no remaining unrecognized tax benefits that would affect the Company’s effective tax rate. The tax years 2018-2022 remain open to examination by major taxing jurisdictions. Due to the potential federal, state and foreign examinations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change.

As of December 31, 2023, the Company has minimal deferred tax assets on non-U.S. and U.S. state net operating loss carryforwards of $0.3 million and $0.6 million, respectively. The entire balance of net operating losses across jurisdictions, the majority of which relates to acquisitions, is available to be carried forward indefinitely. There is no valuation allowance as it is more-likely-than-not that the net operating losses will be realized.

As of December 31, 2023, the Company has deferred tax assets on non-U.S. capital loss carryforwards of $3.1 million with a full valuation allowance. The non-U.S. capital loss can be carried forward indefinitely.

As of December 31, 2023, the Company has deferred tax assets with a full valuation allowance recorded against foreign tax credit carryforwards for U.S. federal purposes of approximately $10.6 million. The U.S. federal foreign tax credit carryforward will expire between 2029 and 2033.

13. Business Segments and Geographic Information

IDEX has three reportable business segments: FMT, HST and FSDP. When determining these reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

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

	2023	2022	2021
NET SALES
Fluid & Metering Technologies
External customers	$1,244.2	$1,166.2	$998.0
Intersegment sales	2.9	1.1	0.7
Total segment sales	1,247.1	1,167.3	998.7
Health & Science Technologies
External customers	1,313.5	1,336.8	1,119.0
Intersegment sales	2.9	2.4	2.8
Total segment sales	1,316.4	1,339.2	1,121.8
Fire & Safety/Diversified Products
External customers	716.2	678.9	647.8
Intersegment sales	2.6	0.3	0.1
Total segment sales	718.8	679.2	647.9
Intersegment eliminations	(8.4)	(3.8)	(3.6)
Net sales	$3,273.9	$3,181.9	$2,764.8
ADJUSTED EBITDA
Fluid & Metering Technologies	$416.1	$374.2	$297.0
Health & Science Technologies	359.5	411.8	355.9
Fire & Safety/Diversified Products	208.6	183.9	185.7
Segment Adjusted EBITDA	984.2	969.9	838.6
Corporate and other(1)	(84.6)	(85.7)	(73.2)
Adjusted EBITDA	899.6	884.2	765.4
Interest expense	(51.7)	(40.7)	(41.0)
Depreciation	(57.2)	(50.7)	(46.6)
Amortization of intangible assets	(94.9)	(69.0)	(56.4)
Fair value inventory step-up charges	(1.6)	(8.5)	(11.6)
Restructuring expenses and asset impairments	(10.9)	(4.5)	(9.3)
Net impact from the exit of a COVID-19 testing application(2)	—	1.1	—
Corporate transaction indemnity	—	—	(3.5)
Gain on sale of businesses - net	84.7	34.8	—
Gains on sales of assets	—	2.7	—
Credit loss on note receivable from collaborative partner(3)	(7.7)	—	—
Loss on early debt redemption	—	—	(8.6)
Termination of the U.S. pension plan, net of curtailment	—	—	(8.6)
Income before income taxes	$760.3	$749.4	$579.8

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and other.
(2) Represents the acceleration of previously deferred revenue of $17.9 million, net of an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in the HST segment in 2022 that did not reoccur in 2023. See Note 14 in the Notes to Consolidated Financial Statements for further detail.
(3) Represents a reserve recorded on an investment with a collaborative partner that may no longer be recoverable. See Note 3 in the Notes to Consolidated Financial Statements for further detail.

	2023	2022	2021
ASSETS
Fluid & Metering Technologies	$1,674.7	$1,676.9	$1,458.8
Health & Science Technologies	3,262.4	2,931.1	2,138.3
Fire & Safety/Diversified Products	792.6	771.8	892.5
Corporate and other	135.5	132.1	427.6
Total assets	$5,865.2	$5,511.9	$4,917.2
DEPRECIATION AND AMORTIZATION OF INTANGIBLE ASSETS
Fluid & Metering Technologies	$36.8	$36.9	$30.5
Health & Science Technologies	99.0	67.3	56.7
Fire & Safety/Diversified Products	15.3	15.0	15.3
Corporate and other	1.0	0.5	0.5
Total depreciation and amortization	$152.1	$119.7	$103.0
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$24.2	$25.3	$21.0
Health & Science Technologies	55.1	32.0	41.5
Fire & Safety/Diversified Products	9.7	10.5	9.5
Corporate and other	0.9	0.2	0.7
Total capital expenditures	$89.9	$68.0	$72.7

Information about the Company’s long-lived assets in different geographical regions for the years ended December 31, 2023, 2022 and 2021 is shown below.

	2023	2022	2021
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$219.2	$191.7	$188.3
North America, excluding U.S.	24.0	4.7	5.4
Europe	138.4	136.8	98.9
Asia	48.3	48.8	34.5
Other(1)	0.4	0.1	0.2
Total long-lived assets - net	$430.3	$382.1	$327.3

(1) Other includes: South America, Middle East, Australia and Africa.

14. Restructuring Expenses and Asset Impairments

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

2023 Initiative

During the year ended December 31, 2023, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of current market conditions, contract termination costs and asset impairments.

Pre-tax Restructuring expenses and asset impairments by segment for the 2023 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.5	$0.6	$0.8	$2.9
Health & Science Technologies	6.4	0.2	—	6.6
Fire & Safety/Diversified Products	0.7	0.2	—	0.9
Corporate/Other	0.5	—	—	0.5
Total restructuring costs	$9.1	$1.0	$0.8	$10.9

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

In the third quarter of 2022, the Company was informed by the customer of its decision to discontinue further investment in commercializing its COVID-19 testing application. This event was deemed a triggering event, which required an interim impairment test be performed on the property, plant and equipment related to this contract, resulting in an impairment charge of $16.8 million that was recorded as Restructuring expenses and asset impairments in the Consolidated Statements of Income during the year ended December 31, 2022. In addition, the Company accelerated previously deferred revenue of $17.9 million related to units that are no longer expected to be shipped and recorded it as Net sales in the Consolidated Statements of Income during the year ended December 31, 2022.

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

Pre-tax restructuring expenses and asset impairments by segment for the 2021 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$3.7	$—	$0.8	$4.5
Health & Science Technologies	1.7	—	—	1.7
Fire & Safety/Diversified Products	0.5	—	—	0.5
Corporate/Other	2.6	—	—	2.6
Total restructuring costs	$8.5	$—	$0.8	$9.3

Restructuring accruals reflected in Accrued expenses in the Company’s Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2022	$2.8
Restructuring expenses(1)	5.4
Payments, utilization and other	(6.8)
Balance at December 31, 2022	1.4
Restructuring expenses(2)	10.1
Payments, utilization and other	(9.4)
Balance at December 31, 2023	$2.1

(1) Excludes $17.4 million of asset impairments related to property, plant and equipment.
(2) Excludes $0.8 million of asset impairments related to property, plant and equipment.

15. Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of restricted stock, performance share units and stock options and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2023 totaled 15.6 million, of which 1.7 million shares were available for future issuance.

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Income is consistent with the classification of cash compensation for the same employees.

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model (for options granted before March 2021) or the Black Scholes valuation model (for options granted after February 2021). The adoption of the Black Scholes model in 2021 was driven by a review of option exercise history, which more closely aligned with the methodology of the Black Scholes model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. Weighted average stock option fair values and assumptions for the years ended December 31, 2023, 2022, and 2021 are disclosed below:

	Years Ended December 31,
	2023	2022	2021
Weighted average fair value of grants	$59.77	$42.66	$38.88
Dividend yield	1.09%	1.14%	1.01%
Volatility	27.14%	25.23%	23.78%
Risk-free interest rate	4.15%	2.01%	0.12% - 1.54%
Expected life (in years)	4.50	4.90	5.70

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

A summary of the Company’s stock option activity as of December 31, 2023, and changes during the year ended December 31, 2023, are presented in the following table:

	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2023	1,015,572	$161.45	6.94	$67.9
Granted	246,195	222.52
Exercised	(196,050)	133.90
Forfeited	(82,450)	201.67
Outstanding at December 31, 2023	983,267	$178.86	6.88	$39.3
Vested and expected to vest at December 31, 2023	954,222	$177.96	6.82	$38.9
Exercisable at December 31, 2023	497,612	$153.99	5.47	$31.5

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2023, 2022 and 2021 was $14.9 million, $17.4 million and $21.4 million, respectively. In 2023, 2022 and 2021, cash received from options exercised was $26.3 million, $19.3 million and $19.7 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $3.1 million, $3.7 million and $4.5 million, respectively.

Total compensation cost for stock options is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of sales	$0.6	$0.5	$0.5
Selling, general and administrative expenses(1)	9.3	8.7	8.0
Total expense before income taxes	9.9	9.2	8.5
Income tax benefit	(1.0)	(0.8)	(0.8)
Total expense after income taxes	$8.9	$8.4	$7.7

(1) The year ended December 31, 2023 includes $0.5 million of lower expense due to executive forfeitures, largely offset by $0.4 million of higher expense due to timing of accelerated stock compensation costs for retiree eligible participants compared with 2022.

As of December 31, 2023, there was $9.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2023, and changes during the year ended December 31, 2023, are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	104,382	$179.45
Granted	46,660	217.01
Vested	(24,076)	175.42
Forfeited	(14,075)	201.92
Unvested at December 31, 2023	112,891	$193.03

Total compensation cost for restricted stock is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of sales	$0.5	$0.3	$0.4
Selling, general and administrative expenses(1)	5.2	6.4	5.1
Total expense before income taxes	5.7	6.7	5.5
Income tax benefit	(1.2)	(1.2)	(1.1)
Total expense after income taxes	$4.5	$5.5	$4.4

(1) The year ended December 31, 2023 includes $0.5 million of lower expense due to timing of accelerated stock compensation costs for retiree eligible participants compared with 2022.

As of December 31, 2023, there was $6.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2023, and changes during the year ended December 31, 2023, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2023	57,356	$228.33
Granted	20,940	225.02
Vested	(16,071)	228.86
Forfeited	(5,570)	217.11
Unvested at December 31, 2023	56,655	$217.11

Total compensation cost for cash-settled restricted stock is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of sales	$0.3	$0.1	$0.7
Selling, general and administrative expenses	3.1	2.6	4.3
Total expense before income taxes	3.4	2.7	5.0
Income tax benefit	(0.2)	(0.2)	(0.4)
Total expense after income taxes	$3.2	$2.5	$4.6

At December 31, 2023 and 2022, the Company has accrued $4.2 million and $4.8 million, respectively, for cash-settled restricted stock in Accrued expenses in the Consolidated Balance Sheets and has accrued $2.9 million and $2.8 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Consolidated Balance Sheets.

As of December 31, 2023, there was $4.1 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

Performance Share Units

Beginning in 2013, the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of companies in the S&P 500 Index for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The performance share units are market condition awards, have been assessed at fair value on the date of grant using a Monte Carlo simulation model and are expensed ratably over the three-year term of the awards.

Weighted average performance share unit fair values and assumptions for the years ended December 31, 2023, 2022, and 2021 are disclosed below:

	Years Ended December 31,
	2023	2022	2021
Weighted average fair value of grants	$308.18	$235.54	$247.49
Dividend yield	—%	—%	—%
Volatility	27.00%	28.09%	28.60%
Risk-free interest rate	4.37%	1.73%	0.33%
Expected life (in years)	2.94	2.93	2.93

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

A summary of the Company’s performance share unit activity as of December 31, 2023, and changes during the year ended December 31, 2023, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	70,915	$236.66
Granted	28,030	308.18
Vested	(18,105)	226.86
Forfeited	(13,385)	263.06
Unvested at December 31, 2023	67,455	$265.15

The performance period for the 2021 grants ended as of January 31, 2024. The 2021 grants achieved a 50% payout factor and the Company issued 9,606 common shares in February 2024 for awards that vested in 2024.

Total compensation cost for performance share units is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses(1)	6.0	6.0	6.4
Total expense before income taxes	6.0	6.0	6.4
Income tax benefit	(0.3)	(0.2)	(0.3)
Total expense after income taxes	$5.7	$5.8	$6.1

(1) The year ended December 31, 2023 includes $0.8 million of higher expense due to timing of accelerated stock compensation costs for retiree eligible participant, offset by $0.8 million of lower expense due to executive forfeitures compared with 2022.

As of December 31, 2023, there was $2.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 year.

16. Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$87.8	$—	$87.8	$(74.9)	$—	$(74.9)
Pension and other postretirement adjustments
Net (loss) gain arising during the year	(8.2)	1.9	(6.3)	24.6	(6.7)	17.9
Amortization and settlement gain	(1.5)	0.4	(1.1)	0.5	(0.1)	0.4
Pension and other postretirement adjustments	(9.7)	2.3	(7.4)	25.1	(6.8)	18.3
Reclassification adjustments for derivatives	—	—	—	—	—	—
Total other comprehensive income (loss)	$78.1	$2.3	$80.4	$(49.8)	$(6.8)	$(56.6)

	For the Year Ended December 31, 2021
	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(75.6)	$—	$(75.6)
Pension and other postretirement adjustments
Net gain (loss) arising during the year	12.0	(2.9)	9.1
Amortization and settlement loss, net of curtailment gain	10.3	(2.4)	7.9
Pension and other postretirement adjustments	22.3	(5.3)	17.0
Reclassification adjustments for derivatives(1)	3.3	(0.8)	2.5
Total other comprehensive (loss)	$(50.0)	$(6.1)	$(56.1)

(1) Includes the acceleration of $1.3 million of the remaining accumulated other comprehensive loss resulting from the cash settlement of a forward starting interest rate exchange agreement, which was cash settled in 2011. The amounts were recognized in Other expense (income) - net in the Consolidated Statements of Income during the year ended December 31, 2021 in connection with the early redemption of the related debt instrument.

The amounts reclassified from Accumulated other comprehensive loss to net income are summarized as follows:

	For the Year Ended December 31,
	2023	2022	2021	Income Statement Caption
Pension and other postretirement plans:
Amortization of actuarial (gains) losses and prior service costs	$(1.4)	$0.5	$1.8	Other expense (income) - net
Settlement (gain) loss recognized	(0.1)	—	10.5	Other expense (income) - net
Curtailment gain recognized	—	—	(2.0)	Other expense (income) - net
Total before tax	(1.5)	0.5	10.3
Provision for income taxes	0.4	(0.1)	(2.4)
Total net of tax	$(1.1)	$0.4	$7.9
Derivatives:
Reclassification adjustments(1)	$—	$—	$3.3	Interest expense
Total before tax	—	—	3.3
Provision for income taxes	—	—	(0.8)
Total net of tax	$—	$—	$2.5

(1) Includes the acceleration of $1.3 million of the remaining accumulated other comprehensive loss resulting from the cash settlement of a forward starting interest rate exchange agreement, which was cash settled in 2011. The amounts were recognized in Other expense (income) - net in the Consolidated Statements of Income during the year ended December 31, 2021 in connection with the early redemption of the related debt instrument.

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

During the year ended December 31, 2021, the Company settled its remaining obligations under the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan which was terminated in May 2020, through a combination of lump-sum payments to eligible participants who elected them, and through the purchase of annuities from Legal and General, an A rated third-party insurer. The Company recognized a net loss of $9.7 million, which was recorded within Other expense (income) - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets over the two-year period ended December 31, 2023 and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$8.3	$75.7	$10.6	$104.3	$16.4	$23.6
Service cost	0.1	1.2	0.1	1.8	0.4	0.7
Interest cost	0.4	2.8	0.2	1.0	0.8	0.5
Plan amendments	—	—	—	—	—	—
Benefits paid	(0.7)	(1.4)	(0.6)	(0.8)	(0.9)	(1.0)
Actuarial loss (gain)	0.4	6.2	(2.0)	(27.8)	0.5	(7.3)
Currency translation	—	5.2	—	(6.1)	—	(0.1)
Settlements	—	(3.0)	—	(0.1)	—	—
Curtailments	—	—	—	—	—	—
Acquisition/Divestiture	—	1.0	—	2.7	—	—
Other	0.4	0.8	—	0.7	—	—
Obligation at December 31	$8.9	$88.5	$8.3	$75.7	$17.2	$16.4
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$4.7	$37.8	$17.0	$46.1	$—	$—
Actual return on plan assets	(0.3)	0.9	(2.0)	(10.5)	—	—
Employer contributions	0.4	3.3	0.4	2.8	0.9	1.0
Benefits paid	(0.7)	(1.4)	(0.6)	(0.8)	(0.9)	(1.0)
Currency translation	—	3.2	—	(2.5)	—	—
Settlements	—	(3.0)	—	(0.1)	—	—
Acquisition/Divestiture	—	—	—	2.0	—	—
Other	0.2	0.9	(10.1)	0.8	—	—
Fair value of plan assets at December 31	$4.3	$41.7	$4.7	$37.8	$—	$—
Funded status at December 31	$(4.6)	$(46.8)	$(3.6)	$(37.9)	$(17.2)	$(16.4)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Other current assets	$—	$—	$—	$—	$—	$—
Other noncurrent assets	—	1.5	—	0.5	—	—
Current liabilities	(0.7)	(1.7)	(0.7)	(1.5)	(1.1)	(1.1)
Other noncurrent liabilities	(3.9)	(46.6)	(2.9)	(36.9)	(16.1)	(15.3)
Net asset (liability) at December 31	$(4.6)	$(46.8)	$(3.6)	$(37.9)	$(17.2)	$(16.4)

The pension benefits actuarial loss in 2023 was primarily driven by the decrease in the discount rates from 2022 to 2023. The increase in the Eurozone inflation rate contributed further to the reported Non-U.S. pension actuarial loss.

The other benefits actuarial loss in 2023 was primarily driven by the decrease in the discount rates from 2022 to 2023 with additional losses from the updated medical trend assumptions for the U.S. plans, partially offset by gains from updated participants data.

The accumulated benefit obligation for all defined benefit pension plans was $94.6 million and $81.9 million at December 31, 2023 and 2022, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	4.93%	5.17%	3.01%	3.75%	4.90%	5.21%
Rate of compensation increase	—%	—%	2.55%	2.44%	—%	—%
Cash balance interest credit rate	—%	—%	1.43%	2.42%	—%	—%

The pretax amounts recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows:

	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost (credit)	$0.2	$(0.4)	$0.1	$(0.5)	$(0.3)	$(0.4)
Net loss (gain)	2.7	1.8	1.9	(5.5)	(8.6)	(9.9)
Total	$2.9	$1.4	$2.0	$(6.0)	$(8.9)	$(10.3)

The components of the net periodic cost (benefit) for the plans in 2023, 2022 and 2021 are as follows:

	Pension Benefits
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$1.2	$0.1	$1.8	$0.1	$2.0
Interest cost	0.4	2.8	0.2	1.0	0.3	0.7
Expected return on plan assets	(0.2)	(1.6)	(0.2)	(1.3)	(0.9)	(1.0)
Settlement (gain) loss recognized	—	(0.1)	—	—	10.5	—
Net amortization	0.1	(0.6)	0.3	0.6	0.4	2.1
Net periodic cost	$0.4	$1.7	$0.4	$2.1	$10.4	$3.8

	Other Benefits
	2023	2022	2021
Service cost	$0.4	$0.7	$0.7
Interest cost	0.8	0.5	0.4
Curtailment gain recognized	—	—	(2.0)
Net amortization	(0.9)	(0.5)	(0.6)
Net periodic cost (benefit)	$0.3	$0.7	$(1.5)

The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income depending on the functional area of the underlying employees and the interest cost, expected return on plan assets and net amortization components in Other expense (income) - net in the Consolidated Statements of Income.

The assumptions used in determining the net periodic cost (benefit) were as follows:

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Discount rate	5.17%	2.52%	2.14%	3.75%	1.25%	0.95%
Expected return on plan assets	4.65%	2.63%	2.40%	4.17%	2.87%	2.41%
Rate of compensation increase	—%	—%	—%	2.44%	2.31%	2.32%

	Other Benefits
	2023	2022	2021
Discount rate	5.21%	2.70%	2.20%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	—%	—%

The pretax change recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheet in 2023 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
Net loss in current year	$(0.9)	$(6.9)	$(0.4)
Prior service cost	(0.1)	—	—
Amortization of prior service credit	—	(0.1)	(0.1)
Amortization of net loss (gain)	0.1	(0.5)	(0.9)
Exchange rate effect on amounts in other comprehensive income	—	0.1	—
Total	$(0.9)	$(7.4)	$(1.4)

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

Costs of defined contribution plans were $16.8 million, $16.1 million and $12.8 million for 2023, 2022 and 2021, respectively.

The Company, through its subsidiaries, participates in a multi-employer pension plan covering approximately 211 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $0.9 million, $0.8 million, and $1.0 million for 2023, 2022 and 2021, respectively.

For measurement purposes, a 6.23% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023. The rate was assumed to decrease gradually each year to a rate of 4.00% for 2040, and remain at that level thereafter.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2023 and 2022, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Equity securities	9%	9%	10%	13%
Fixed income securities	79%	84%	22%	19%
Cash/Commingled Funds/Other (1)	12%	7%	68%	68%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2023 and 2022 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2023
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	2.1	—	2.1	—
International	2.4	0.8	1.6	—
Fixed Income
U.S. Intermediate	2.5	—	2.5	—
U.S. Long Term	3.3	—	3.3	—
U.S. High Yield	0.5	—	0.5	—
International	6.4	0.2	6.2	—
Other Commingled Funds(1)	25.8	—	—	25.8
Cash and Equivalents	1.1	0.6	0.5	—
Other	1.7	—	1.7	—
	$46.0	$1.8	$18.4	$25.8

(1)Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2022
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	2.5	—	2.5	—
International	2.5	0.8	1.7	—
Fixed Income
U.S. Intermediate	1.6	—	1.6	—
U.S. Long Term	3.8	—	3.8	—
U.S. High Yield	0.4	—	0.4	—
International	5.4	0.2	5.2	—
Other Commingled Funds(1)	23.7	—	—	23.7
Cash and Equivalents	1.0	0.4	0.6	—
Other	1.4	—	1.4	—
	$42.5	$1.6	$17.2	$23.7

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

The investment objective of the UK plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn a target return of UK Gilts plus approximately 2.6% per year. The general asset allocation guidelines for plan assets are that “equities” will constitute from 35% to 45% of the market value of total fund assets with a target of 40%, and “fixed income” obligations, including cash, will constitute from 55% to 65% with a target of 60%. The UK plan also has a framework in place such that if the funding position (which is monitored daily) improves to a certain level, the asset allocation will switch out of equities into fixed income assets in order to lower the level of risk of the investments.

The term “equities” includes common stock, while the term “fixed income” includes obligations with contractual payments and a specific maturity date. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using an appointed professional independent advisor. As of December 31, 2023, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $3.6 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2024. The Company also expects to contribute approximately $17.3 million to its defined contribution plan and $13.5 million to its 401(k) savings plan in 2024 using cash on hand.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows:

Estimated Future Benefits
2024	$6.9
2025	6.6
2026	6.6
2027	6.6
2028	6.6
2029 to 2033	33.0
Total Estimated Future Benefit Payments	$66.3

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting appearing on page 37 of this report is incorporated into this Item 9A by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors”; “Board Committees”; “Corporate Governance”; and “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Information about Our Executive Officers.”

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

Item 11.        Executive Compensation.

Information under the heading “Executive Compensation” in the 2024 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Security Ownership” in the 2024 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plans as of December 31, 2023 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	1,156,393	$178.86	1,719,148
Equity compensations plans not approved by the Company’s stockholders	—	—	—

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information under the headings, “Corporate Governance” and “Board Committees” in the 2024 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.

Information under the heading “Principal Accountant Fees and Services” in the 2024 Proxy Statement is incorporated into this Item 14 by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(A)1. Financial Statements

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8. “Financial Statements and Supplementary Data.”

    2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, not required, not material or because the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

    3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index,” which precedes the signature page of this report.

Item 16.        Form 10-K Summary.

    None.

Exhibit Index

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of IDEX Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

3.2
Second Amended and Restated Bylaws of IDEX Corporation, effective as of October 24, 2022 (incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended September 30, 2022)

4.1
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed December 7, 2010)

4.2
Third Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of April 29, 2020, (as to 3.00% Senior Notes due 2030) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed April 29, 2020)

4.3
Fourth Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of May 28, 2021, (as to 2.625% Senior Notes due 2031) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed May 28, 2021)

4.4
Note Purchase Agreement, dated June 13, 2016, between IDEX Corporation and the Purchasers listed in Schedule A thereto (incorporated by reference in Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed June 15, 2016)

4.5
Note Purchase and Master Note Agreement, dated June 13, 2023, among IDEX Corporation, NYL Investors LLC, New York Life Insurance Company, New York Life Group Insurance Company of NY, New York Life Insurance and Annuity Corporation Institutionally owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally owned Life Insurance Separate Account (BOLI 3-2) and New York Life Insurance and Annuity Corporation Institutionally owned Life Insurance Separate Account (BOLI 30C) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed June 14, 2023)

4.6	Description of Securities (incorporated by reference to Exhibit No. 4.5 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.1**
Revised and Restated IDEX Corporation Management Incentive Compensation Plan for Key Employees Effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended June 30, 2023)

10.2**
IDEX Corporation Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.3**
IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2003)

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

10.17**
Form of IDEX Corporation Performance Share Unit Award Agreement - Stock Settled, effective February 2018 (incorporated by reference to Exhibit 10.26 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.18**
Form of IDEX Corporation Restricted Stock Award Agreement, effective February 2018 (incorporated by reference to Exhibit 10.27 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.19**
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

10.26
Amended and Restated Credit Agreement, dated as of November 1, 2022, which amends and restates the Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., and Bank of China, Chicago Branch, as co-documentation agents and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of IDEX Corporation filed on November 2, 2022)

10.27**
IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2020 (incorporated by reference to Exhibit 10.35 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.28**
Letter Agreement between IDEX Corporation and Melissa S. Flores, dated as of January 7, 2021 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2022)

10.29**
Letter Agreement between IDEX Corporation and Lisa M. Anderson, dated as of February 16, 2022 (incorporated by reference to Exhibit 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2022)

10.30*,**	Letter Agreement between IDEX Corporation and Abhishek Khandelwal, dated as of October 19, 2023

10.31**	Letter Agreement between IDEX Corporation’s subsidiary Fast & Fluid Management B.V. and Marc Uleman, dated as of June 15, 2020

10.32**	Addendum to Letter Agreement dated June 15, 2020, between IDEX Corporation’s subsidiary Fast & Fluid Management B.V. and Marc Uleman, dated as of October 4, 2022

10.33**
Termination and Release Agreement between Fast & Fluid Management B.V. and M.A. Uleman, dated as of August 31, 2023 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended September 30, 2023)

21*	Subsidiaries of IDEX

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

32.1***	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2***	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

97*	IDEX Corporation Policy on Recoupment of Incentive Compensation

*,****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the three years ended December 31, 2023, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, (iv) the Consolidated Statements of Equity for the three years ended December 31, 2023, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2023, and (vi) Notes to the Consolidated Financial Statements.

*,****104	Cover Page Interactive Data File (Formatted Inline XBRL and contained in Exhibit 101)

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

IDEX CORPORATION

By:	/s/ ABHISHEK KHANDELWAL
Abhishek Khandelwal
Senior Vice President and Chief Financial Officer

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC D. ASHLEMAN	Chief Executive Officer, President and Director (Principal Executive Officer)
Eric D. Ashleman		February 22, 2024

/s/ ABHISHEK KHANDELWAL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Abhishek Khandelwal		February 22, 2024

/s/ ALLISON S. LAUSAS	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allison S. Lausas		February 22, 2024

/s/ MARK A. BECK	Director
Mark A. Beck		February 22, 2024

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 22, 2024

/s/ ALEJANDRO QUIROZ CENTENO	Director
Alejandro Quiroz Centeno		February 22, 2024

/s/ CARL R. CHRISTENSON	Director
Carl R. Christenson		February 22, 2024

/s/ LAKECIA N. GUNTER	Director
Lakecia N. Gunter		February 22, 2024

/s/ KATRINA L. HELMKAMP	Non-Executive Chairman of the Board and Director
Katrina L. Helmkamp		February 22, 2024

/s/ DAVID C. PARRY	Director
David C. Parry		February 22, 2024

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 22, 2024

/s/ L. PARIS WATTS-STANFIELD	Director
L. Paris Watts-Stanfield		February 22, 2024