Form 10-Q
period 2024-03-31
IDEX CORP /DE/
filed 2024-04-24
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 19, 2024: 75,695,352.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s full year 2024 focus and the assumptions underlying these expectations, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior and capital deployment, inventory recalibration and future order stabilization and lead time, expectations regarding market sector contraction, recovery, stabilization or growth, availability and sufficiency of cash and financing alternatives and the anticipated benefits of the Company’s recent acquisitions, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries; the impact of catastrophic weather events, natural disasters and public health threats; economic and political consequences resulting from terrorist attacks and wars; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; cybersecurity incidents; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$800.5	$845.4
Cost of sales	443.1	462.9
Gross profit	357.4	382.5
Selling, general and administrative expenses	195.1	189.7
Restructuring expenses and asset impairments	1.1	0.5
Operating income	161.2	192.3
Other (income) expense - net	(2.7)	(0.6)
Interest expense - net	9.4	13.1
Income before income taxes	154.5	179.8
Provision for income taxes	33.2	40.0
Net income	121.3	139.8
Net loss attributable to noncontrolling interest	0.1	—
Net income attributable to IDEX	$121.4	$139.8

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.60	$1.85
Diluted earnings per common share attributable to IDEX	$1.60	$1.84

Share data:
Basic weighted average common shares outstanding	75.7	75.6
Diluted weighted average common shares outstanding	75.9	75.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$121.3	$139.8
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	(0.1)	0.4
Cumulative translation adjustment	(64.3)	36.6
Other comprehensive (loss) income	(64.4)	37.0
Comprehensive income	56.9	176.8
Comprehensive loss attributable to noncontrolling interest	0.1	—
Comprehensive income attributable to IDEX	$57.0	$176.8
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$616.3	$534.3
Receivables - net	437.9	427.8
Inventories - net	426.0	420.8
Other current assets	74.3	63.4
Total current assets	1,554.5	1,446.3
Property, plant and equipment - net of accumulated depreciation of $556.1 and $545.7, respectively	428.2	430.3
Goodwill	2,803.0	2,838.3
Intangible assets - net	969.1	1,011.8
Other noncurrent assets	134.6	138.5
Total assets	$5,889.4	$5,865.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$185.8	$179.7
Accrued expenses	274.1	271.5
Current portion of long-term borrowings	0.7	0.6
Dividends payable	—	48.5
Total current liabilities	460.6	500.3
Long-term borrowings - net	1,322.9	1,325.1
Deferred income taxes	286.0	291.9
Other noncurrent liabilities	201.6	206.7
Total liabilities	2,271.1	2,324.0
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $.01 per share par value
Issued: 90.1 million shares at March 31, 2024 and 90.1 million shares at December 31, 2023	0.9	0.9
Treasury stock at cost: 14.2 million shares at March 31, 2024 and 14.3 million shares at December 31, 2023	(1,179.3)	(1,187.0)
Additional paid-in capital	851.5	839.0
Retained earnings	4,055.7	3,934.3
Accumulated other comprehensive loss	(110.2)	(45.8)
Total shareholders’ equity	3,618.6	3,541.4
Noncontrolling interest	(0.3)	(0.2)
Total equity	3,618.3	3,541.2
Total liabilities and equity	$5,889.4	$5,865.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	121.4	121.4	(0.1)	121.3
Cumulative translation adjustment	—	—	—	—	(64.3)	—	(64.3)	—	(64.3)
Net change in retirement obligations (net of tax of $0.0)	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Net issuance of shares of common stock (net of tax of $2.2)	—	—	(0.1)	7.7	—	—	7.7	—	7.7
Share-based compensation	—	12.5	—	—	—	—	12.5	—	12.5
Balance, March 31, 2024	90.1	$852.4	14.2	$(1,179.3)	$(110.2)	$4,055.7	3,618.6	$(0.3)	$3,618.3

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	90.1	$818.1	14.5	$(1,184.3)	$(126.2)	$3,531.7	$3,039.3	$0.3	$3,039.6
Net income	—	—	—	—	—	139.8	139.8	—	139.8
Cumulative translation adjustment	—	—	—	—	36.6	—	36.6	—	36.6
Net change in retirement obligations (net of tax of $0.2)	—	—	—	—	0.4	—	0.4	—	0.4
Net issuance of shares of common stock (net of tax of $1.8)	—	—	(0.1)	0.3	—	—	0.3	—	0.3
Share-based compensation	—	12.8	—	—	—	—	12.8	—	12.8
Balance, March 31, 2023	90.1	$830.9	14.4	$(1,184.0)	$(89.2)	$3,671.5	$3,229.2	$0.3	$3,229.5

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$121.3	$139.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	16.2	12.8
Amortization of intangible assets	24.6	23.6
Share-based compensation expense	12.5	12.8
Deferred income taxes	0.2	(0.2)
Changes in (net of the effect from acquisitions and foreign currency translation):
Receivables - net	(12.2)	(0.7)
Inventories - net	(9.5)	(23.3)
Other current assets	(10.9)	(11.1)
Trade accounts payable	8.9	7.6
Deferred revenue	6.8	10.2
Accrued expenses	(1.5)	(24.9)
Other - net	0.2	1.3
Net cash flows provided by operating activities	156.6	147.9
Cash flows from investing activities
Capital expenditures	(20.0)	(26.6)
Purchases of marketable securities	—	(3.2)
Other - net	—	0.6
Net cash flows used in investing activities	(20.0)	(29.2)
Cash flows from financing activities
Cash dividends paid to shareholders	(48.5)	(45.5)
Proceeds from share issuances, net of shares withheld for taxes	7.7	0.3
Other - net	(0.2)	—
Net cash flows used in financing activities	(41.0)	(45.2)
Effect of exchange rate changes on cash and cash equivalents	(13.6)	7.0
Net increase in cash and cash equivalents	82.0	80.5
Cash and cash equivalents at beginning of year	534.3	430.2
Cash and cash equivalents at end of period	$616.3	$510.7

Supplemental cash flow information
Cash paid for:
Interest	$2.4	$4.1
Income taxes - net	18.4	20.7

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Consolidated Financial Statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in tax rate reconciliations, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Consolidated Financial Statements and disclosures.

2.    Acquisitions

All of the Company’s acquisitions of businesses have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Condensed Consolidated Balance Sheets from their respective dates of acquisition. The results of operations of businesses acquired have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Condensed Consolidated Financial Statements individually or in the aggregate.

The Company makes a preliminary allocation of the purchase price for each acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information, primarily related to the valuations of these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price through the completion of the measurement period, which is not to exceed one year from the date of acquisition. Only items identified as of the acquisition date are considered for subsequent adjustment.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
2023 Acquisitions

Iridian

On May 19, 2023, the Company acquired Iridian Spectral Technologies (“Iridian”) in a stock acquisition. Iridian is a global leader in designing and manufacturing thin-film, multi-layer optical filters serving the laser communications, telecommunications and life sciences markets and expands the Company’s array of optical technology offerings. Headquartered in Ottawa, Canada, Iridian operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Iridian was acquired for cash consideration of $109.8 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $52.7 million and $45.6 million, respectively. The goodwill is not deductible for tax purposes.

As of March 31, 2024, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$10.6
Property, plant and equipment	19.9
Goodwill	52.7
Intangible assets	45.6
Other noncurrent assets	5.4
Total assets acquired	134.2
Current liabilities	(1.2)
Deferred income taxes	(18.3)
Other noncurrent liabilities	(4.9)
Net assets acquired	$109.8

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

STC

On December 14, 2023, the Company acquired STC Material Solutions (“STC”) in a stock acquisition. STC specializes in the design and manufacturing of technical ceramics and hermetic sealing products for critical applications in the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. Headquartered in St. Albans, Vermont, with additional operations in Santa Ana, California, STC operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. STC was acquired for cash consideration of $200.4 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $104.5 million and $92.3 million, respectively. The goodwill is not deductible for tax purposes.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
As of March 31, 2024, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.9
Property, plant and equipment	12.5
Goodwill	104.5
Intangible assets	92.3
Other noncurrent assets	2.9
Total assets acquired	229.1
Current liabilities	(5.5)
Deferred income taxes	(20.5)
Other noncurrent liabilities	(2.7)
Net assets acquired(1)	$200.4

(1) The Company finalized the purchase price of STC, resulting in a $1.6 million downward adjustment to the purchase price. Funds were received by the Company in April 2024.

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$9.3	15
Customer relationships	63.0	15
Unpatented technology	20.0	11
Acquired intangible assets	$92.3

Acquisition-Related Costs

The Company incurred $1.3 million and $1.1 million of acquisition-related costs during the three months ended March 31, 2024 and 2023, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded a $2.5 million fair value inventory step-up charge associated with the completed 2023 acquisition of STC in Cost of sales during the three months ended March 31, 2024.

3.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). When determining these reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

Information on the Company’s business segments is presented below. The Company uses Adjusted EBITDA as its principal measure of segment performance. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET SALES
Fluid & Metering Technologies
External customers	$313.5	$321.1
Intersegment sales	0.2	0.7
Total segment sales	313.7	321.8
Health & Science Technologies
External customers	309.4	350.3
Intersegment sales	0.7	0.7
Total segment sales	310.1	351.0
Fire & Safety/Diversified Products
External customers	177.6	174.0
Intersegment sales	0.4	0.4
Total segment sales	178.0	174.4
Intersegment eliminations	(1.3)	(1.8)
Net sales	$800.5	$845.4
ADJUSTED EBITDA
Fluid & Metering Technologies	$105.4	$106.2
Health & Science Technologies	81.4	100.7
Fire & Safety/Diversified Products	51.4	49.7
Segment Adjusted EBITDA	238.2	256.6
Corporate and other(1)	(29.9)	(26.8)
Adjusted EBITDA	208.3	229.8
Interest expense - net	(9.4)	(13.1)
Depreciation	(16.2)	(12.8)
Amortization of intangible assets	(24.6)	(23.6)
Fair value inventory step-up charges	(2.5)	—
Restructuring expenses and asset impairments	(1.1)	(0.5)
Income before income taxes	$154.5	$179.8

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and other.

	March 31, 2024	December 31, 2023
ASSETS
Fluid & Metering Technologies	$1,702.6	$1,674.7
Health & Science Technologies	3,193.6	3,262.4
Fire & Safety/Diversified Products	804.3	792.6
Corporate and other	188.9	135.5
Total assets	$5,889.4	$5,865.2

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

Revenue by reporting unit for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Pumps	$101.9	$105.1
Water	83.0	94.1
Energy	52.6	50.7
Agriculture	39.7	38.6
Valves	36.5	33.3
Intersegment elimination	(0.2)	(0.7)
Fluid & Metering Technologies	313.5	321.1
Scientific Fluidics & Optics	162.7	178.6
Sealing Solutions	60.5	64.7
Performance Pneumatic Technologies	57.5	69.4
Material Processing Technologies	29.4	27.7
Micropump(1)	—	10.6
Intersegment elimination	(0.7)	(0.7)
Health & Science Technologies	309.4	350.3
Fire & Safety	105.1	106.2
Dispensing	41.5	36.2
BAND-IT	31.4	32.0
Intersegment elimination	(0.4)	(0.4)
Fire & Safety/Diversified Products	177.6	174.0
Net sales	$800.5	$845.4

(1) Revenue from Micropump, Inc. (sold on August 3, 2023) has been included in the Condensed Consolidated Statements of Income through the date of disposition.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31, 2024
	FMT	HST	FSDP	IDEX
U.S.	$172.6	$138.9	$86.1	$397.6
North America, excluding U.S.	16.3	5.6	7.4	29.3
Europe	58.8	104.1	45.0	207.9
Asia	44.7	55.7	30.7	131.1
Other(1)	21.3	5.8	8.8	35.9
Intersegment elimination	(0.2)	(0.7)	(0.4)	(1.3)
Net sales	$313.5	$309.4	$177.6	$800.5

	Three Months Ended March 31, 2023
	FMT	HST	FSDP	IDEX
U.S.	$176.8	$149.6	$89.4	$415.8
North America, excluding U.S.	19.4	5.2	8.5	33.1
Europe	59.2	120.9	44.7	224.8
Asia	45.1	66.6	23.4	135.1
Other(1)	21.3	8.7	8.4	38.4
Intersegment elimination	(0.7)	(0.7)	(0.4)	(1.8)
Net sales	$321.1	$350.3	$174.0	$845.4

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue for both the three months ended March 31, 2024 and 2023, respectively.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables - net on the Condensed Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	March 31, 2024	December 31, 2023
Billed receivables	$419.4	$408.1
Unbilled receivables	9.7	10.9
Total customer receivables	$429.1	$419.0

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

The composition of deferred revenue was as follows:

	March 31, 2024	December 31, 2023
Deferred revenue - current	$62.4	$55.9
Deferred revenue - noncurrent	17.9	17.3
Total deferred revenue	$80.3	$73.2

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

ASC 260, Earnings Per Share (“ASC 260”), concludes that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding shares of restricted stock are participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method prescribed by ASC 260.

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended March 31,
	2024	2023
Basic weighted average common shares outstanding	75.7	75.6
Dilutive effect of restricted stock, performance share units and stock options	0.2	0.3
Diluted weighted average common shares outstanding	75.9	75.9

Share-based payment awards of approximately 0.5 million and 0.2 million shares of common stock for the three months ended March 31, 2024 and 2023, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
6.    Balance Sheet Components

	March 31, 2024	December 31, 2023
RECEIVABLES - NET
Customers	$429.1	$419.0
Other	16.0	16.3
Total	445.1	435.3
Less: allowance for credit losses	7.2	7.5
Receivables - net	$437.9	$427.8
INVENTORIES - NET
Raw materials and component parts	$283.4	$268.1
Work in process	37.7	44.5
Finished goods	104.9	108.2
Inventories - net	$426.0	$420.8
ACCRUED EXPENSES
Payroll and related items	$81.1	$97.1
Management incentive compensation	6.8	16.4
Income taxes payable	32.7	18.5
Deferred revenue	62.4	55.9
Lease liability	21.7	22.0
Other	69.4	61.6
Accrued expenses	$274.1	$271.5

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2024, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$805.7	$1,834.5	$398.7	$3,038.9
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2024	785.0	1,684.7	368.6	2,838.3
Foreign currency translation	(4.5)	(27.7)	(3.6)	(35.8)
Measurement period adjustments	—	0.5	—	0.5
Balance at March 31, 2024	$780.5	$1,657.5	$365.0	$2,803.0

ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2023, all reporting units had fair values in excess of their carrying values. During the three months ended March 31, 2024, there were no events or circumstances that would have required an interim impairment test.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2024 and December 31, 2023:

	At March 31, 2024				At December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.8	$(2.1)	$0.7	12	$2.7	$(2.0)	$0.7
Trade names	169.3	(56.5)	112.8	15	171.9	(54.3)	117.6
Customer relationships	841.9	(239.1)	602.8	13	860.7	(228.7)	632.0
Unpatented technology	228.8	(69.8)	159.0	12	233.5	(66.3)	167.2
Software	4.9	(2.0)	2.9	5	5.3	(1.9)	3.4
Total amortized intangible assets	1,247.7	(369.5)	878.2	13	1,274.1	(353.2)	920.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,338.6	$(369.5)	$969.1		$1,365.0	$(353.2)	$1,011.8

The Banjo and Akron Brass trade names are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2023, these indefinite-lived intangible assets had fair values in excess of their carrying values. During the three months ended March 31, 2024, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $24.6 million and $23.6 million for the three months ended March 31, 2024 and 2023, respectively. Based on the intangible asset balances as of March 31, 2024, expected amortization expense for the remaining nine months of 2024 and for the years 2025 through 2028 is as follows:

Estimated Amortization
Remainder of 2024	$72.5
2025	95.3
2026	93.7
2027	90.4
2028	87.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
8.   Borrowings

Borrowings at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)	100.0	100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(1)	78.8	81.0
$200.0 million Term Facility, due November 2027 (the “Term Facility”)(2)	50.0	50.0
Other borrowings	2.1	2.3
Total borrowings	1,330.9	1,333.3
Less: current portion	0.7	0.6
Less: deferred debt issuance costs	6.3	6.5
Less: unaccreted debt discount	1.0	1.1
Long-term borrowings	$1,322.9	$1,325.1

(1) At March 31, 2024, there was $78.8 million outstanding under the Revolving Facility and $3.4 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $717.8 million. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 5.02% and 4.22% as of March 31, 2024 and December 31, 2023, respectively.

(2) The weighted-average interest rate for borrowings outstanding under the Term Facility was 6.66% and 6.22% as of March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2024 and December 31, 2023:

	Basis of Fair Value Measurements
	March 31, 2024	December 31, 2023
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$10.3	$10.5
Available-for-sale securities - equities(2)	4.4	4.4

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.

(2) The securities are included in Other current assets on the Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2024 or the year ended December 31, 2023.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The following table provides the fair value of the outstanding indebtedness described in Note 8, “Borrowings,” which is based on quoted market prices and current market rates for debt with similar credit risk and maturity, as well as the carrying value. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,239.7	$1,329.9	$1,203.5	$1,332.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
10.    Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)
Other comprehensive loss before reclassification adjustments	(64.3)	—	(64.3)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.1)	(0.1)
Tax benefit	—	—	—
Net other comprehensive loss(1)	(64.3)	(0.1)	(64.4)
Balance, March 31, 2024(1)	(113.6)	3.4	(110.2)

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2022(1)	$(137.1)	$10.9	$(126.2)
Other comprehensive income before reclassification adjustments	36.6	—	36.6
Loss reclassified from Accumulated other comprehensive loss(2)(3)	—	0.6	0.6
Tax benefit	—	(0.2)	(0.2)
Net other comprehensive income(1)	36.6	0.4	37.0
Balance, March 31, 2023(1)	(100.5)	11.3	(89.2)

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost. See Note 13, “Retirement Benefits.”
(3) Included in Other (income) expense - net in the Condensed Consolidated Statements of Income.

11.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. There were no share repurchases during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the amount of share repurchase authorization remaining was $539.7 million.

12.   Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of share-based compensation cost within the Condensed Consolidated Statements of Income is consistent with the classification of cash compensation for the same employees.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. The assumptions used in determining the fair value of the stock options granted in the respective periods were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average fair value of grants	$63.74	$60.80
Dividend yield	1.09%	1.06%
Volatility	26.67%	27.19%
Risk-free interest rate	4.31%	4.12%
Expected life (in years)	4.60	4.50

A summary of the Company’s stock option activity as of March 31, 2024 and changes during the three months ended March 31, 2024 are presented in the following table:

	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2024	983,267	$178.86	6.88	$39.3
Granted	192,065	234.91
Exercised	(64,168)	154.88
Forfeited	(14,482)	185.34
Outstanding at March 31, 2024	1,096,682	$190.00	7.28	$59.2
Vested and expected to vest as of March 31, 2024	1,053,090	$188.59	7.20	$58.4
Exercisable at March 31, 2024	605,708	$166.99	5.91	$46.7

As of March 31, 2024, there was $14.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of March 31, 2024 and changes during the three months ended March 31, 2024 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	112,891	$193.03
Granted	28,545	228.93
Vested	(15,035)	198.33
Forfeited	(3,395)	206.55
Unvested at March 31, 2024	123,006	$200.34

As of March 31, 2024, there was $11.3 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At March 31, 2024 and December 31, 2023, the Company had accrued $3.8 million and $4.2 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $1.7 million and $2.9 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2024 and changes during the three months ended March 31, 2024 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2024	56,655	$217.11
Granted	19,760	235.01
Vested	(14,980)	235.97
Forfeited	(1,700)	244.02
Unvested at March 31, 2024	59,735	$244.02

As of March 31, 2024, there was $7.0 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Performance Share Units

The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model. The assumptions used in determining the fair value of the performance share units granted in the respective periods were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average fair value of grants	$349.59	$308.18
Dividend yield	—%	—%
Volatility	22.23%	27.00%
Risk-free interest rate	4.45%	4.37%
Expected life (in years)	2.94	2.94
A summary of the Company’s performance share unit activity as of March 31, 2024 and changes during the three months ended March 31, 2024 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	67,455	$265.15
Granted	27,135	349.59
Vested	(9,606)	245.40
Forfeited	(10,629)	246.70
Unvested at March 31, 2024	74,355	$300.72

On January 31, 2024, 19,200 performance share units vested. Based on the Company’s relative total shareholder return rank during the three-year period ended January 31, 2024, the Company achieved a 50% payout factor and issued 9,606 common shares in February 2024 for awards that vested in 2024.

As of March 31, 2024, there was $5.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

Summary of Share-Based Compensation Expense

Pre-tax compensation cost is recognized in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended March 31,
	2024	2023
Stock options expense	$5.4	$6.0
Restricted stock expense	2.0	1.6
Cash-settled restricted stock expense	1.9	1.1
Performance share units expense	5.1	5.2
Total pre-tax share-based compensation expense	14.4	13.9
Income tax benefit	(0.9)	(0.8)
Total share-based compensation expense, net of income taxes	$13.5	$13.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

13.   Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other post-retirement plans for its employees. The following tables provide the components of net periodic cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.4	$—	$0.3
Interest cost	0.1	0.6	0.1	0.7
Expected return on plan assets	(0.1)	(0.4)	(0.1)	(0.4)
Net amortization	0.1	—	0.1	(0.2)
Net periodic cost	$0.1	$0.6	$0.1	$0.4

	Other Postretirement Benefits
	Three Months Ended March 31,
	2024	2023
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Net amortization	(0.2)	(0.2)
Net periodic cost	$0.1	$0.1

The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees and the interest cost, expected return on plan assets and net amortization components in Other (income) expense - net in the Condensed Consolidated Statements of Income.

The Company expects to contribute approximately $3.6 million to its defined benefit plans and $1.1 million to its other post-retirement benefit plans in 2024. The Company contributed a total of $1.2 million and $1.3 million to fund these plans during the three months ended March 31, 2024 and 2023, respectively.

14.    Commitments and Contingencies

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
(Dollars in millions, except per share amounts)
(unaudited)
15.   Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes and the effective tax rates were as follows:

	Three Months Ended March 31, 2024
	2024	2023
Provision for income taxes	$33.2	$40.0
Effective tax rate	21.5%	22.2%

The effective tax rate for the three months ended March 31, 2024 reflects the impact of a discrete benefit related to the finalization of tax impacts with taxing authorities of a previously recorded legal entity restructuring.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes in this quarterly report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K and under the heading “Cautionary Statement Under the Private Securities Litigation Reform Act” discussed elsewhere in this quarterly report.

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

First Quarter Highlights

Select key financial results for the three months ended March 31, 2024 when compared to the same period in the prior year are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023	% / bps Change
Net sales	$800.5	$845.4	(5%)
Change in organic net sales*			(6%)
Gross profit	357.4	382.5	(7%)
Adjusted gross profit*	359.9	382.5	(6%)
Net income attributable to IDEX	121.4	139.8	(13%)
Adjusted net income attributable to IDEX*	143.2	158.6	(10%)
Adjusted EBITDA*	208.3	229.8	(9%)
Diluted EPS attributable to IDEX	1.60	1.84	(13%)
Adjusted diluted EPS attributable to IDEX*	1.88	2.09	(10%)
Cash flows from operating activities	156.6	147.9	6%
Free cash flow*	136.6	121.3	13%
Gross margin	44.6%	45.2%	(60) bps
Adjusted gross margin*	45.0%	45.2%	(20) bps
Net income margin	15.2%	16.5%	(130) bps
Adjusted EBITDA margin*	26.0%	27.2%	(120) bps

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”

During the three months ended March 31, 2024, the Company delivered a solid operating performance. While some market softness carried over from 2023, largely within the Company’s Health & Science Technologies segment, resulting in lower sales volumes, the Company realized strong price/cost across its segments. Strong cash flow from operating activities of $156.6 million, an increase of 6% compared to the same prior year period, resulted in free cash flow of $136.6 million during the quarter.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023	% / bps Change
Net sales	$800.5	$845.4	(5%)
Cost of sales	443.1	462.9	(4%)
Gross profit	357.4	382.5	(7%)
Gross margin	44.6%	45.2%	(60) bps
Selling, general and administrative expenses	195.1	189.7	3%
Restructuring expenses and asset impairments	1.1	0.5	120%
Operating income	161.2	192.3	(16%)
Other (income) expense - net	(2.7)	(0.6)	350%
Interest expense - net	9.4	13.1	(28%)
Income before income taxes	154.5	179.8	(14%)
Provision for income taxes	33.2	40.0	(17%)
Effective tax rate	21.5%	22.2%	(70) bps
Net income attributable to IDEX	$121.4	$139.8	(13%)
Diluted earnings per common share attributable to IDEX	$1.60	$1.84	(13%)

Net Sales

Net sales for the three months ended March 31, 2024 decreased 5% as compared to the same prior year period reflecting a 6% decrease in organic net sales, partially offset by a 1% increase in acquisitions, net of divestitures. The decrease in organic net sales was driven by lower volumes, largely as a result of market conditions in the Health & Science Technologies businesses, partially offset by price capture across all segments. In the three months ended March 31, 2024, net sales decreased 4% domestically and 6% internationally, and sales to customers outside the U.S. were approximately 50% of total sales in the first quarter of both 2024 and 2023.

Gross Profit and Gross Margin

Gross profit and Gross margin for the three months ended March 31, 2024 decreased primarily due to lower volume leverage and higher employee-related costs, partially offset by strong price/cost and favorable operational productivity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 increased primarily due to the $3.5 million impact from acquisitions, including amortization, net of divestitures.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments increased in the three months ended March 31, 2024 primarily due to higher severance costs, which were incurred in conjunction with cost mitigation efforts as a result of market conditions, compared with the same period in 2023.

Other (Income) Expense - Net

Other (income) expense - net increased to $2.7 million of income in the first quarter of 2024 compared to $0.6 million of income during the same period in 2023. The increase was primarily due to higher foreign currency transaction gains during the current year period.

Interest Expense - Net

Interest expense - net for the three months ended March 31, 2024 decreased compared to the same period in 2023 due to a decrease in the amount of debt outstanding and higher interest earned on cash balances in 2024, partially offset by increases in interest rates on outstanding debt, which increased interest expense by approximately $0.8 million.

Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $33.2 million for the three months ended March 31, 2024 from $40.0 million during the same period in 2023. The effective tax rate decreased to 21.5% for the three months ended March 31, 2024 from 22.2% during the same period in 2023 primarily due to benefits related to the finalization of tax impacts with taxing authorities of a previously recorded legal entity restructuring.

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

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 3, “Business Segments,” in the Notes to Condensed Consolidated Financial Statements. Management’s primary measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	FMT	HST	FSDP	IDEX
Net sales	39%	39%	22%	100%
Adjusted EBITDA(1)	44%	34%	22%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $29.9 million for the three months ended March 31, 2024.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$172.6	$176.8	(2%)
International sales	141.1	145.0	(3%)
Net sales	$313.7	$321.8	(3%)	(3%)	—	—	(3%)
Adjusted EBITDA	105.4	106.2	(1%)	(1%)	—	—	(1%)
Adjusted EBITDA margin	33.6%	33.0%	60 bps	60 bps	—	—	60 bps

•Organic net sales for the three months ended March 31, 2024 were negatively impacted by lower volumes, primarily in the industrial markets, largely driven by non-repeat of projects from the prior year and greater reduction of backlog in the prior year. This decrease was partially offset by price capture across all markets.
•Organic Adjusted EBITDA margin for the three months ended March 31, 2024 increased primarily due to favorable operational productivity and strong price/cost, partially offset by lower volume leverage, unfavorable mix, higher employee-related costs and higher discretionary spending.

Health & Science Technologies Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$138.9	$149.6	(7%)
International sales	171.2	201.4	(15%)
Net sales	$310.1	$351.0	(12%)	(13%)	1%	—	(12%)
Adjusted EBITDA	81.4	100.7	(19%)	(22%)	3%	—	(19%)
Adjusted EBITDA margin	26.2%	28.7%	(250) bps	(310) bps	60 bps	—	(250) bps

(1) Acquisitions included Iridian Spectral Technologies acquired in May 2023 and STC Material Solutions acquired in December 2023. Divestitures included Micropump, Inc. sold in August 2023 and Novotema, SpA sold in December 2023.
•Organic net sales for the three months ended March 31, 2024 were negatively impacted by lower volumes, primarily in the analytical instrumentation, life sciences and semiconductor markets, largely driven by inventory recalibration and the carryover of market slowness from 2023. This decrease was partially offset by price capture across all markets.
•Organic Adjusted EBITDA margin for the three months ended March 31, 2024 decreased primarily due to lower volume leverage, higher employee-related costs and unfavorable mix, partially offset by favorable operational productivity, lower discretionary spending and strong price/cost.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$86.1	$89.4	(4%)
International sales	91.9	85.0	8%
Net sales	$178.0	$174.4	2%	2%	—	—	2%
Adjusted EBITDA	51.4	49.7	3%	3%	—	—	3%
Adjusted EBITDA margin	28.9%	28.5%	40 bps	40 bps	—	—	40 bps

•Organic net sales for the three months ended March 31, 2024 were positively impacted by price capture across all markets. Volumes were flat period over period.
•Organic Adjusted EBITDA margin for the three months ended March 31, 2024 increased primarily due to strong price/cost and lower discretionary spending, partially offset by higher employee-related costs.

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

Select key liquidity metrics at March 31, 2024 are as follows:

(In millions)	March 31, 2024
Working capital	$1,093.9
Current ratio	3.4 to 1
Cash and cash equivalents	$616.3
Cash held outside of the United States	475.0
Revolving Facility capacity	$800.0
Borrowings	78.8
Letters of credit	3.4
Revolving Facility availability	$717.8

The Company believes that additional borrowings through various financing alternatives remain available, if required.

Operating Working Capital

Operating working capital, calculated as Receivables - net plus Inventories - net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023	Change	Organic Change
Receivables - net	$437.9	$427.8	$10.1	$13.9
Inventories - net	426.0	420.8	5.2	9.4
Less: Trade accounts payable	185.8	179.7	6.1	8.2
Operating working capital	$678.1	$668.9	$9.2	$15.1

Operating working capital increased $9.2 million to $678.1 million at March 31, 2024. Acquisitions and foreign currency translation decreased Operating working capital by $5.9 million during the first quarter of 2024. Apart from these items, receivables increased due to strong price capture, which more than offset the impact of lower volumes; inventories increased to support planned production; and accounts payable increased as a result of higher inventory purchases.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$156.6	$147.9
Investing activities	(20.0)	(29.2)
Financing activities	(41.0)	(45.2)

Operating Activities

Cash flows provided by operating activities increased $8.7 million to $156.6 million in the three months ended March 31, 2024 primarily due to lower cash payments for variable compensation in 2024 compared to the prior year, partially offset by lower earnings in 2024 compared to the prior year.

Investing Activities

Cash flows used in investing activities decreased during the three months ended March 31, 2024 primarily due to the lower capital expenditures of $20.0 million in 2024 as compared with $26.6 million in the three months ended March 31, 2023.

Financing Activities

Cash flows used in financing activities primarily consisted of dividends of $48.5 million and $45.5 million paid to common shareholders during the three months ended March 31, 2024 and March 31, 2023, respectively.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash flows provided by operating activities	$156.6	$147.9
Less: capital expenditures	20.0	26.6
Free cash flow	$136.6	$121.3
Free cash flow as a percent of adjusted net income attributable to IDEX	95.4%	76.5%

The increase in free cash flow for the three months ended March 31, 2024 as compared to 2023 is due to lower cash payments for variable compensation in 2024 as discussed above and lower capital expenditures in 2024 compared with the three months ended March 31, 2023.

Cash Requirements

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $20.0 million and $26.6 million in the first three months of 2024 and 2023, respectively.

Share Repurchases

There were no share repurchases during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the amount of share repurchase authorization remaining was $539.7 million. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $48.5 million during the three months ended March 31, 2024 compared with $45.5 million during the three months ended March 31, 2023.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2024, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 18.48 to 1 for covenant calculation purposes and the leverage ratio was 1.49 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

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

Off-Balance Sheet Arrangements

The Company had $21.4 million of letters of credit as of March 31, 2024, primarily issued as security for insurance and other performance obligations. Of the $21.4 million of letters of credit, only $3.4 million reduced the Company’s borrowing capacity under the Revolving Facility as of March 31, 2024.

Except as disclosed above, the Company has no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on the Company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. There have been no changes to the Company’s critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Non-GAAP Disclosures

Set forth below are reconciliations of Organic net sales, Adjusted gross profit, Adjusted gross margin, Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to their respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended March 31, 2024
	FMT	HST	FSDP	IDEX
Change in net sales	(3%)	(12%)	2%	(5%)
Less:
Net impact from acquisitions/divestitures(1)	—%	1%	—%	1%
Impact from foreign currency	—%	—%	—%	—%
Change in organic net sales	(3%)	(13%)	2%	(6%)

(1) Represents the sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture.

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (dollars in millions)

	Three Months Ended March 31,
	2024	2023
Gross profit	$357.4	$382.5
Fair value inventory step-up charges	2.5	—
Adjusted gross profit	$359.9	$382.5

Net sales	$800.5	$845.4

Gross margin	44.6%	45.2%
Adjusted gross margin	45.0%	45.2%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for share amounts)

	Three Months Ended March 31,
	2024	2023
Reported net income attributable to IDEX	$121.4	$139.8
Fair value inventory step-up charges	2.5	—
Tax impact on fair value inventory step-up charges	(0.5)	—
Restructuring expenses and asset impairments	1.1	0.5
Tax impact on restructuring expenses and asset impairments	(0.3)	(0.1)
Acquisition-related intangible asset amortization	24.6	23.6
Tax impact on acquisition-related intangible asset amortization	(5.6)	(5.2)
Adjusted net income attributable to IDEX	$143.2	$158.6

Reported diluted EPS attributable to IDEX	$1.60	$1.84
Fair value inventory step-up charges	0.03	—
Tax impact on fair value inventory step-up charges	(0.01)	—
Restructuring expenses and asset impairments	0.01	0.01
Tax impact on restructuring expenses and asset impairments	—	—
Acquisition-related intangible asset amortization	0.32	0.31
Tax impact on acquisition-related intangible asset amortization	(0.07)	(0.07)
Adjusted diluted EPS attributable to IDEX	$1.88	$2.09

Diluted weighted average shares outstanding	75.9	75.9

4. Reconciliations of Net Income to Adjusted EBITDA (dollars in millions)

	Three Months Ended March 31,
	2024					2023
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported net income	$—	$—	$—	$—	$121.3	$—	$—	$—	$—	$139.8
Provision for income taxes	—	—	—	—	33.2	—	—	—	—	40.0
Interest expense - net	—	—	—	—	9.4	—	—	—	—	13.1
Other (income) expense - net	—	—	—	—	(2.7)	—	—	—	—	(0.6)
Operating income (loss)	94.8	49.2	47.7	(30.5)	161.2	96.5	77.5	46.0	(27.7)	192.3
Other income (expense) - net	0.5	2.1	(0.2)	0.3	2.7	0.5	(0.3)	(0.2)	0.6	0.6
Depreciation	4.3	9.4	2.3	0.2	16.2	3.1	7.3	2.1	0.3	12.8
Amortization	5.3	17.7	1.6	—	24.6	6.0	15.9	1.7	—	23.6
Fair value inventory step-up charges	—	2.5	—	—	2.5	—	—	—	—	—
Restructuring expenses and asset impairments	0.5	0.5	—	0.1	1.1	0.1	0.3	0.1	—	0.5
Adjusted EBITDA	$105.4	$81.4	$51.4	$(29.9)	$208.3	$106.2	$100.7	$49.7	$(26.8)	$229.8

Net sales (eliminations)	$313.7	$310.1	$178.0	$(1.3)	$800.5	$321.8	$351.0	$174.4	$(1.8)	$845.4

Net income margin					15.2%					16.5%
Adjusted EBITDA margin	33.6%	26.2%	28.9%	n/m	26.0%	33.0%	28.7%	28.5%	n/m	27.2%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to market risks disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 14 in Part I, Item 1, “Commitments and Contingencies,” and such disclosure is incorporated by reference into this Item 1. “Legal Proceedings.”

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2024 to January 31, 2024	—	$—	—	$539,689,117
February 1, 2024 to February 29, 2024	—	—	—	539,689,117
March 1, 2024 to March 31, 2024	—	—	—	539,689,117
Total	—	$—	—	$539,689,117

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ ABHISHEK KHANDELWAL
Abhishek Khandelwal
Senior Vice President and Chief Financial Officer
Date: April 24, 2024