Form 10-Q
period 2024-06-30
IDEX CORP /DE/
filed 2024-08-01
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 26, 2024: 75,703,395.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and the assumptions underlying these expectations, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior and capital deployment, inventory recalibration and future order stabilization and lead time, expectations regarding market sector contraction, recovery, stabilization or growth, availability and sufficiency of cash and financing alternatives, the anticipated benefits of the Company’s recent acquisitions and the expected timing for the closing of the Mott Corporation acquisition, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$807.2	$846.2	$1,607.7	$1,691.6
Cost of sales	440.4	468.2	883.5	931.1
Gross profit	366.8	378.0	724.2	760.5
Selling, general and administrative expenses	182.8	174.3	377.9	364.0
Restructuring expenses and asset impairments	1.3	3.6	2.4	4.1
Operating income	182.7	200.1	343.9	392.4
Gain on sale of business	(4.6)	—	(4.6)	—
Other expense (income) – net	—	8.3	(2.7)	7.7
Interest expense – net	8.1	13.3	17.5	26.4
Income before income taxes	179.2	178.5	333.7	358.3
Provision for income taxes	38.0	40.0	71.2	80.0
Net income	141.2	138.5	262.5	278.3
Net loss attributable to noncontrolling interest	0.1	0.1	0.2	0.1
Net income attributable to IDEX	$141.3	$138.6	$262.7	$278.4

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.86	$1.83	$3.46	$3.68
Diluted earnings per common share attributable to IDEX	$1.86	$1.82	$3.46	$3.66

Share data:
Basic weighted average common shares outstanding	75.7	75.6	75.7	75.6
Diluted weighted average common shares outstanding	75.9	75.9	75.9	75.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$141.2	$138.5	$262.5	$278.3
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	(0.2)	(0.9)	(0.3)	(0.5)
Cumulative translation adjustment	(6.0)	2.3	(70.3)	38.9
Other comprehensive (loss) income	(6.2)	1.4	(70.6)	38.4
Comprehensive income	135.0	139.9	191.9	316.7
Comprehensive loss attributable to noncontrolling interest	0.1	0.1	0.2	0.1
Comprehensive income attributable to IDEX	$135.1	$140.0	$192.1	$316.8
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$700.7	$534.3
Receivables – net	426.2	427.8
Inventories – net	427.9	420.8
Other current assets	74.7	63.4
Total current assets	1,629.5	1,446.3
Property, plant and equipment – net of accumulated depreciation of $564.8 and $545.7, respectively	419.1	430.3
Goodwill	2,787.2	2,838.3
Intangible assets – net	930.9	1,011.8
Other noncurrent assets	136.6	138.5
Total assets	$5,903.3	$5,865.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$172.4	$179.7
Accrued expenses	252.0	271.5
Current portion of long-term borrowings	0.6	0.6
Dividends payable	52.4	48.5
Total current liabilities	477.4	500.3
Long-term borrowings – net	1,297.3	1,325.1
Deferred income taxes	281.3	291.9
Other noncurrent liabilities	193.9	206.7
Total liabilities	2,249.9	2,324.0
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $.01 per share par value
Issued: 90.1 million shares at both June 30, 2024 and December 31, 2023	0.9	0.9
Treasury stock at cost: 14.2 million shares at June 30, 2024 and 14.3 million shares at December 31, 2023	(1,179.1)	(1,187.0)
Additional paid-in capital	855.9	839.0
Retained earnings	4,092.5	3,934.3
Accumulated other comprehensive loss	(116.4)	(45.8)
Total shareholders’ equity	3,653.8	3,541.4
Noncontrolling interest	(0.4)	(0.2)
Total equity	3,653.4	3,541.2
Total liabilities and equity	$5,903.3	$5,865.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended June 30, 2024
Balance, March 31, 2024	90.1	$852.4	14.2	$(1,179.3)	$(110.2)	$4,055.7	$3,618.6	$(0.3)	$3,618.3
Net income (loss)	—	—	—	—	—	141.3	141.3	(0.1)	141.2
Cumulative translation adjustment	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Net change in retirement obligations (net of tax of $0.1)	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Net issuance of shares of treasury stock (net of tax of $0.2)	—	—	—	0.2	—	—	0.2	—	0.2
Share-based compensation	—	4.4	—	—	—	—	4.4	—	4.4
Cash dividends declared - $1.38 per common share	—	—	—	—	—	(104.5)	(104.5)	—	(104.5)
Balance, June 30, 2024	90.1	$856.8	14.2	$(1,179.1)	$(116.4)	$4,092.5	$3,653.8	$(0.4)	$3,653.4

Six Months Ended June 30, 2024
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	262.7	262.7	(0.2)	262.5
Cumulative translation adjustment	—	—	—	—	(70.3)	—	(70.3)	—	(70.3)
Net change in retirement obligations (net of tax of $0.1)	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Net issuance of shares of treasury stock (net of tax of $2.4)	—	—	(0.1)	7.9	—	—	7.9	—	7.9
Share-based compensation	—	16.9	—	—	—	—	16.9	—	16.9
Cash dividends declared - $1.38 per common share	—	—	—	—	—	(104.5)	(104.5)	—	(104.5)
Balance, June 30, 2024	90.1	$856.8	14.2	$(1,179.1)	$(116.4)	$4,092.5	$3,653.8	$(0.4)	$3,653.4

Three Months Ended June 30, 2023
Balance, March 31, 2023	90.1	$830.9	14.4	$(1,184.0)	$(89.2)	$3,671.5	$3,229.2	$0.3	$3,229.5
Net income (loss)	—	—	—	—	—	138.6	138.6	(0.1)	138.5
Cumulative translation adjustment	—	—	—	—	2.3	—	2.3	—	2.3
Net change in retirement obligations (net of tax of $0.4)	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Net issuance of shares of treasury stock (net of tax of $0.3)	—	—	—	3.1	—	—	3.1	—	3.1
Repurchases of common stock	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Share-based compensation	—	4.2		—	—	—	4.2	—	4.2
Cash dividends declared - $1.28 per common share	—	—	—	—	—	(96.7)	(96.7)	—	(96.7)
Balance, June 30, 2023	90.1	$835.1	14.4	$(1,182.0)	$(87.8)	$3,713.4	$3,278.7	$0.2	$3,278.9

Six Months Ended June 30, 2023
Balance, December 31, 2022	90.1	$818.1	14.5	$(1,184.3)	$(126.2)	$3,531.7	$3,039.3	$0.3	$3,039.6
Net income (loss)	—	—	—	—	—	278.4	278.4	(0.1)	278.3
Cumulative translation adjustment	—	—	—	—	38.9	—	38.9	—	38.9
Net change in retirement obligations (net of tax of $0.2)	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Net issuance of shares of treasury stock (net of tax of $2.1)	—	—	(0.1)	3.4	—		3.4	—	3.4
Repurchases of common stock	—	—	—	(1.1)	—	—	(1.1)		(1.1)
Share-based compensation	—	17.0	—	—	—	—	17.0	—	17.0
Cash dividends declared - $1.28 per common share	—	—	—	—	—	(96.7)	(96.7)	—	(96.7)
Balance, June 30, 2023	90.1	$835.1	14.4	$(1,182.0)	$(87.8)	$3,713.4	$3,278.7	$0.2	$3,278.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$262.5	$278.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of business	(4.6)	—
Credit loss on note receivable from collaborative partner	—	7.7
Depreciation	32.5	27.2
Amortization of intangible assets	48.5	46.8
Share-based compensation expense	16.9	17.0
Deferred income taxes	0.4	—
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(11.9)	(5.8)
Inventories – net	(19.8)	(2.0)
Other current assets	(12.2)	(18.6)
Trade accounts payable	0.3	(17.9)
Deferred revenue	0.3	4.2
Accrued expenses	(21.9)	(52.5)
Other – net	(0.8)	4.7
Net cash flows provided by operating activities	290.2	289.1
Cash flows from investing activities
Capital expenditures	(35.9)	(48.2)
Acquisition of business, net of cash acquired	1.6	(110.3)
Proceeds from sale of business, net of cash remitted	45.5	—
Purchases of marketable securities	—	(19.1)
Other – net	0.5	1.0
Net cash flows provided by (used in) investing activities	11.7	(176.6)
Cash flows from financing activities
Proceeds from issuance of long-term borrowings	—	100.0
Payment of long-term borrowings	(25.0)	(100.0)
Cash dividends paid to shareholders	(100.7)	(93.9)
Proceeds from share issuances, net of shares withheld for taxes	7.9	3.4
Repurchases of common stock	—	(1.0)
Other – net	(0.4)	(0.5)
Net cash flows used in financing activities	(118.2)	(92.0)
Effect of exchange rate changes on cash and cash equivalents	(17.3)	6.3
Net increase in cash and cash equivalents	166.4	26.8
Cash and cash equivalents at beginning of year	534.3	430.2
Cash and cash equivalents at end of period	$700.7	$457.0

Supplemental cash flow information
Cash paid for:
Interest	$23.0	$25.1
Income taxes – net	84.6	102.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Consolidated Financial Statements and disclosures.

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

The Company makes a preliminary allocation of the purchase price for each acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information, primarily related to the valuations of these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price through the completion of the measurement period, which is not to exceed one year from the date of acquisition. Only items that existed as of the acquisition date are considered for subsequent adjustment to the purchase price allocation.

Pending Acquisitions

Mott Corporation

On July 23, 2024, the Company entered into a definitive agreement to acquire Mott Corporation and its subsidiaries (“Mott”) for cash consideration of $1.0 billion, subject to customary adjustments. The acquisition is expected to close by the end of the third quarter of this year, subject to regulatory approvals and customary closing conditions. The acquisition is

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
expected to be funded using a combination of cash on hand, borrowings under the Company’s Revolving Credit Facility and potential debt issuance. Mott is a leading microfiltration business specializing in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications. Mott will operate in the Company’s Health & Science Technologies segment.

2024 Acquisitions

Subterra AI, Inc.

On July 25, 2024, the Company acquired Subterra, AI, Inc. (“Subterra AI”) for cash consideration of $7.5 million, subject to customary adjustments. Subterra AI is a technology company that specializes in digitizing underground infrastructure. Subterra AI will operate in the Company’s Fluid Metering and Technologies segment.

2023 Acquisitions

Iridian

On May 19, 2023, the Company acquired Iridian Spectral Technologies (“Iridian”) in a stock acquisition. Iridian is a global leader in designing and manufacturing thin-film, multi-layer optical filters serving the laser communications, telecommunications and life sciences markets and expands the Company’s array of optical technology offerings. Headquartered in Ottawa, Canada, Iridian operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Iridian was acquired for cash consideration of $109.8 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $54.2 million and $44.1 million, respectively. The goodwill is not deductible for tax purposes. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of the acquired business.

As of June 30, 2024, the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$10.6
Property, plant and equipment	19.4
Goodwill	54.2
Intangible assets	44.1
Other noncurrent assets	5.4
Total assets acquired	133.7
Current liabilities	(1.2)
Deferred income taxes	(17.8)
Other noncurrent liabilities	(4.9)
Net assets acquired	$109.8

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$5.2	15
Customer relationships	27.8	12
Unpatented technology	11.1	11
Acquired intangible assets	$44.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
STC

On December 14, 2023, the Company acquired STC Material Solutions (“STC”) in a stock acquisition. STC specializes in the design and manufacturing of technical ceramics and hermetic sealing products for critical applications in the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. Headquartered in St. Albans, Vermont, with additional operations in Santa Ana, California, STC operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. STC was acquired for cash consideration of $200.4 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $104.2 million and $92.3 million, respectively. The goodwill is not deductible for tax purposes. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of the acquired business.

As of June 30, 2024, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.9
Property, plant and equipment	12.7
Goodwill	104.2
Intangible assets	92.3
Other noncurrent assets	2.9
Total assets acquired	229.0
Current liabilities	(5.5)
Deferred income taxes	(20.4)
Other noncurrent liabilities	(2.7)
Net assets acquired(1)	$200.4

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

Acquisition-Related Costs

The Company incurred acquisition-related costs of $2.5 million during both the three months ended June 30, 2024 and 2023 and $3.8 million and $3.6 million during the six months ended June 30, 2024 and 2023, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential transactions, including transactions that ultimately were not completed. The Company also recorded a $2.5 million fair value inventory step-up charge associated with the completed 2023 acquisition of STC in Cost of sales during the six months ended June 30, 2024. There were no step-up charges recorded during the three months ended June 30, 2024.

Divestitures

The Company periodically reviews its businesses relative to its core business. As such, from time to time, the Company may sell various businesses or assets for a variety of reasons. Any resulting gain or loss recognized due to divestitures is recorded within Gain on sale of business in the Condensed Consolidated Statements of Income.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

On June 3, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.5 million, net of cash remitted, resulting in a gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. There was no income tax impact associated with this transaction in the Condensed Consolidated Statements of Income due to the participation exemption of its consolidated group. The results of Alfa Valvole were reported in the Valves reporting unit within the Fluid & Metering Technologies segment through the date of disposition.
3.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). When determining these reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

Information on the Company’s business segments is presented below. The Company uses Adjusted EBITDA as its measure of segment performance. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET SALES
Fluid & Metering Technologies
External customers	$318.9	$324.1	$632.4	$645.2
Intersegment sales	0.5	1.0	0.7	1.7
Total segment sales	319.4	325.1	633.1	646.9
Health & Science Technologies
External customers	303.0	338.4	612.4	688.7
Intersegment sales	0.8	1.1	1.5	1.8
Total segment sales	303.8	339.5	613.9	690.5
Fire & Safety/Diversified Products
External customers	185.3	183.7	362.9	357.7
Intersegment sales	0.1	1.1	0.5	1.5
Total segment sales	185.4	184.8	363.4	359.2
Intersegment eliminations	(1.4)	(3.2)	(2.7)	(5.0)
Net sales	$807.2	$846.2	$1,607.7	$1,691.6
ADJUSTED EBITDA
Fluid & Metering Technologies	$107.7	$114.1	$213.1	$220.3
Health & Science Technologies	84.2	93.7	165.6	194.4
Fire & Safety/Diversified Products	53.8	54.5	105.2	104.2
Segment Adjusted EBITDA	245.7	262.3	483.9	518.9
Corporate and other(1)	(21.5)	(21.6)	(51.4)	(48.4)
Interest expense – net	(8.1)	(13.3)	(17.5)	(26.4)
Depreciation(2)	(16.3)	(14.4)	(32.5)	(27.2)
Amortization of intangible assets(2)	(23.9)	(23.2)	(48.5)	(46.8)
Fair value inventory step-up charges	—	—	(2.5)	—
Restructuring expenses and asset impairments	(1.3)	(3.6)	(2.4)	(4.1)
Gain on sale of business	4.6	—	4.6	—
Credit loss on note receivable from collaborative partner(3)	—	(7.7)	—	(7.7)
Income before income taxes	$179.2	$178.5	$333.7	$358.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Depreciation and amortization of intangible assets by segment for the three and six months ended June 30, 2024 and 2023 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fluid & Metering Technologies	$9.5	$9.8	$19.1	$18.9
Health & Science Technologies	26.7	23.7	53.8	46.9
Fire & Safety/Diversified Products	3.7	3.9	7.6	7.7
Corporate and other	0.3	0.2	0.5	0.5
Total	$40.2	$37.6	$81.0	$74.0

(3) Represents a reserve on an investment with a collaborative partner recorded in Other expense (income) – net during the three and six months ended June 30, 2023. During the fourth quarter of 2023, the Company converted the promissory note receivable from the collaborative partner to equity, resulting in a cost method investment with zero value.

	June 30, 2024	December 31, 2023
ASSETS
Fluid & Metering Technologies	$1,653.1	$1,674.7
Health & Science Technologies	3,175.9	3,262.4
Fire & Safety/Diversified Products	823.3	792.6
Corporate and other	251.0	135.5
Total assets	$5,903.3	$5,865.2

4.    Revenue

Disaggregation of Revenue

The Company has a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. The Company disaggregates revenue from contracts with customers by reporting unit and geographical region for each segment as the Company believes it best depicts how the amount, nature, timing and uncertainty of its revenue and cash flows are affected by economic factors. Revenue, presented as Net sales on the Condensed Consolidated Statements of Income, was attributed to geographical region based on the location of the customer. The following tables present revenue disaggregated by reporting unit and geographical region.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by reporting unit for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pumps	$101.4	$109.2	$203.3	$214.3
Water	88.9	87.3	171.9	181.4
Energy	57.7	55.7	110.3	106.4
Agriculture	38.6	40.1	78.3	78.7
Valves	32.8	32.8	69.3	66.1
Intersegment elimination	(0.5)	(1.0)	(0.7)	(1.7)
Fluid & Metering Technologies	318.9	324.1	632.4	645.2
Scientific Fluidics & Optics	157.6	169.0	320.3	347.6
Sealing Solutions	59.8	62.4	120.3	127.1
Performance Pneumatic Technologies	59.3	66.0	116.8	135.4
Material Processing Technologies	27.1	33.0	56.5	60.7
Micropump(1)	—	9.1	—	19.7
Intersegment elimination	(0.8)	(1.1)	(1.5)	(1.8)
Health & Science Technologies	303.0	338.4	612.4	688.7
Fire & Safety	111.7	109.8	216.8	216.0
Dispensing	45.1	44.7	86.6	80.9
BAND-IT	28.6	30.3	60.0	62.3
Intersegment elimination	(0.1)	(1.1)	(0.5)	(1.5)
Fire & Safety/Diversified Products	185.3	183.7	362.9	357.7
Net sales	$807.2	$846.2	$1,607.7	$1,691.6

(1) Revenue from Micropump, Inc. (sold on August 3, 2023) has been included in the Condensed Consolidated Statements of Income through the date of disposition.

Revenue by geographical region for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30, 2024
	FMT	HST	FSDP	IDEX
U.S.	$181.2	$141.8	$84.5	$407.5
North America, excluding U.S.	17.3	4.7	8.9	30.9
Europe	55.3	98.5	46.3	200.1
Asia	41.5	53.8	36.5	131.8
Other(1)	24.1	5.0	9.2	38.3
Intersegment elimination	(0.5)	(0.8)	(0.1)	(1.4)
Net sales	$318.9	$303.0	$185.3	$807.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$180.7	$148.5	$96.7	$425.9
North America, excluding U.S.	17.9	8.2	8.1	34.2
Europe	51.5	111.2	42.4	205.1
Asia	48.8	65.2	28.0	142.0
Other(1)	26.2	6.4	9.6	42.2
Intersegment elimination	(1.0)	(1.1)	(1.1)	(3.2)
Net sales	$324.1	$338.4	$183.7	$846.2

	Six Months Ended June 30, 2024
	FMT	HST	FSDP	IDEX
U.S.	$353.8	$280.7	$170.6	$805.1
North America, excluding U.S.	33.6	10.3	16.3	60.2
Europe	114.1	202.6	91.3	408.0
Asia	86.2	109.5	67.2	262.9
Other(1)	45.4	10.8	18.0	74.2
Intersegment elimination	(0.7)	(1.5)	(0.5)	(2.7)
Net sales	$632.4	$612.4	$362.9	$1,607.7

	Six Months Ended June 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$357.5	$298.1	$186.1	$841.7
North America, excluding U.S.	37.3	13.4	16.6	67.3
Europe	110.7	232.1	87.1	429.9
Asia	93.9	131.8	51.4	277.1
Other(1)	47.5	15.1	18.0	80.6
Intersegment elimination	(1.7)	(1.8)	(1.5)	(5.0)
Net sales	$645.2	$688.7	$357.7	$1,691.6

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue in all periods presented.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables – net on the Condensed Consolidated Balance Sheets.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The composition of customer receivables was as follows:

	June 30, 2024	December 31, 2023
Billed receivables	$407.6	$408.1
Unbilled receivables	8.5	10.9
Total customer receivables	$416.1	$419.0

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

The composition of deferred revenue was as follows:

	June 30, 2024	December 31, 2023
Deferred revenue – current	$59.1	$55.9
Deferred revenue – noncurrent	17.4	17.3
Total deferred revenue	$76.5	$73.2

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

ASC 260, Earnings Per Share (“ASC 260”), concludes that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding shares of restricted stock granted prior to the adoption of the 2024 Incentive Award Plan are participating securities. Under the 2024 Incentive Award Plan, dividend rights for restricted stock are subject to the same vesting requirements as the underlying restricted stock awards. Consequently, any restricted stock awarded under the 2024 Incentive Plan will not be considered participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method prescribed by ASC 260.

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	75.7	75.6	75.7	75.6
Dilutive effect of restricted stock, performance share units and stock options	0.2	0.3	0.2	0.3
Diluted weighted average common shares outstanding	75.9	75.9	75.9	75.9

Share-based payment awards of approximately 0.5 million and 0.2 million shares of common stock for the three months ended June 30, 2024 and 2023, respectively, and 0.5 million and 0.2 million shares of common stock for the six months ended June 30, 2024 and 2023, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
6.    Balance Sheet Components

	June 30, 2024	December 31, 2023
RECEIVABLES – NET
Customers	$416.1	$419.0
Other	17.5	16.3
Total	433.6	435.3
Less: allowance for credit losses	7.4	7.5
Receivables – net	$426.2	$427.8
INVENTORIES – NET
Raw materials and component parts	$284.8	$268.1
Work in process	40.4	44.5
Finished goods	102.7	108.2
Inventories – net	$427.9	$420.8
ACCRUED EXPENSES
Payroll and related items	$82.9	$97.1
Management incentive compensation	11.2	16.4
Income taxes payable	14.8	18.5
Deferred revenue	59.1	55.9
Lease liability	23.2	22.0
Other	60.8	61.6
Accrued expenses	$252.0	$271.5

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2024, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$805.7	$1,834.5	$398.7	$3,038.9
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2024	785.0	1,684.7	368.6	2,838.3
Foreign currency translation	(5.6)	(30.8)	(4.8)	(41.2)
Measurement period adjustments	—	1.7	—	1.7
Divestitures	(11.6)	—	—	(11.6)
Balance at June 30, 2024	$767.8	$1,655.6	$363.8	$2,787.2

ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2023, all reporting units had fair values in excess of their carrying values. During the six months ended June 30, 2024, there were no events or circumstances that would have required an interim impairment test.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.8	$(2.1)	$0.7	12	$2.7	$(2.0)	$0.7
Trade names	161.4	(54.2)	107.2	15	171.9	(54.3)	117.6
Customer relationships	818.6	(242.7)	575.9	13	860.7	(228.7)	632.0
Unpatented technology	228.2	(74.6)	153.6	12	233.5	(66.3)	167.2
Software	4.9	(2.3)	2.6	5	5.3	(1.9)	3.4
Total amortized intangible assets	1,215.9	(375.9)	840.0	13	1,274.1	(353.2)	920.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$1,306.8	$(375.9)	$930.9		$1,365.0	$(353.2)	$1,011.8

The Banjo and Akron Brass trade names are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2023, these indefinite-lived intangible assets had fair values in excess of their carrying values. During the six months ended June 30, 2024, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $23.9 million and $48.5 million for the three and six months ended June 30, 2024, respectively. Amortization of intangible assets was $23.2 million and $46.8 million for the three and six months ended June 30, 2023, respectively. Based on the intangible asset balances as of June 30, 2024, expected amortization expense for the remaining six months of 2024 and for the years 2025 through 2028 is as follows:

Estimated Amortization
Remainder of 2024	$47.3
2025	93.3
2026	91.6
2027	88.1
2028	85.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
8.   Borrowings

Borrowings at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)(1)	$100.0	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(2)	78.1	81.0
$200.0 million Term Facility, due November 2027 (the “Term Facility”)(3)	25.0	50.0
Other borrowings	1.8	2.3
Total borrowings	1,304.9	1,333.3
Less: current portion	0.6	0.6
Less: deferred debt issuance costs	6.0	6.5
Less: unaccreted debt discount	1.0	1.1
Long-term borrowings	$1,297.3	$1,325.1

(1) As of June 30, 2024, the $100.0 million 3.37% Senior Notes, due in June 2025, have been classified as Long-term borrowings on the Condensed Consolidated Balance Sheets. The Company has the ability and intent to either refinance or repay these Notes using the available borrowing capacity of the Revolving Facility, due November 2027.

(2) At June 30, 2024, there was $78.1 million outstanding under the Revolving Facility and $2.7 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $719.2 million. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 4.60% and 4.22% as of June 30, 2024 and December 31, 2023, respectively.

(3) The weighted-average interest rate for borrowings outstanding under the Term Facility was 6.65% and 6.22% as of June 30, 2024 and December 31, 2023, respectively. During the second quarter of 2024, the Company repaid $25.0 million of the $50.0 million previously outstanding under the Term Facility.

At June 30, 2024, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2024 and December 31, 2023:

	Basis of Fair Value Measurements
	June 30, 2024	December 31, 2023
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$10.3	$10.5
Available-for-sale securities - equities(2)	4.4	4.4

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
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2024 or the year ended December 31, 2023.

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

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,158.9	$1,303.9	$1,203.5	$1,332.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
10.    Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2024
Balance, March 31, 2024(1)	$(113.6)	$3.4	$(110.2)
Other comprehensive loss before reclassification adjustments	(11.5)	—	(11.5)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.3)	(0.3)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax expense	—	0.1	0.1
Net other comprehensive loss(1)	(6.0)	(0.2)	(6.2)
Balance, June 30, 2024(1)	$(119.6)	$3.2	$(116.4)

	Six Months Ended June 30, 2024
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)
Other comprehensive loss before reclassification adjustments	(75.8)	—	(75.8)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.4)	(0.4)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax expense	—	0.1	0.1
Net other comprehensive loss(1)	(70.3)	(0.3)	(70.6)
Balance, June 30, 2024(1)	$(119.6)	$3.2	$(116.4)

	Three Months Ended June 30, 2023
Balance, March 31, 2023(1)	$(100.5)	$11.3	$(89.2)
Other comprehensive income before reclassification adjustments	2.3	—	2.3
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(1.3)	(1.3)
Tax expense	—	0.4	0.4
Net other comprehensive income (loss)(1)	2.3	(0.9)	1.4
Balance, June 30, 2023(1)	$(98.2)	$10.4	$(87.8)

	Six Months Ended June 30, 2023
Balance, December 31, 2022(1)	$(137.1)	$10.9	$(126.2)
Other comprehensive income before reclassification adjustments	38.9	—	38.9
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.7)	(0.7)
Tax expense	—	0.2	0.2
Net other comprehensive income (loss)(1)	38.9	(0.5)	38.4
Balance, June 30, 2023(1)	$(98.2)	$10.4	$(87.8)

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost. See Note 13, “Retirement Benefits.”

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(3) Included in Other expense (income) – net in the Condensed Consolidated Statements of Income.
(4) In conjunction with the divestiture of Alfa Valvole, the Company released the associated cumulative foreign currency translation losses and included the release as part of the gain on sale of business.

11.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. There were no share repurchases during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company repurchased a total of 5,400 shares at a cost of $1.1 million, of which $0.1 million was settled in July 2023. As of June 30, 2024, the amount of share repurchase authorization remaining was $539.7 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average fair value of grants	$62.41	$57.13	$63.72	$60.70
Dividend yield	1.13%	1.13%	1.09%	1.07%
Volatility	26.43%	27.20%	26.67%	27.19%
Risk-free interest rate	4.42%	3.81%	4.31%	4.12%
Expected life (in years)	4.60	4.50	4.60	4.50

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
A summary of the Company’s stock option activity as of June 30, 2024 and changes during the six months ended June 30, 2024 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	983,267	$178.86	6.88	$39.3
Granted	195,365	234.84
Exercised	(66,464)	155.75
Forfeited	(27,943)	199.50
Outstanding at June 30, 2024	1,084,225	$189.84	7.02	$23.5
Vested and expected to vest as of June 30, 2024	1,067,056	$189.46	7.00	$23.4
Exercisable at June 30, 2024	610,104	$167.42	5.69	$22.1

As of June 30, 2024, there was $12.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of June 30, 2024 and changes during the six months ended June 30, 2024 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	112,891	$193.03
Granted	36,540	227.48
Vested	(21,080)	198.38
Forfeited	(8,810)	208.81
Unvested at June 30, 2024	119,541	$201.45

As of June 30, 2024, there was $8.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At June 30, 2024 and December 31, 2023, the Company had accrued $3.3 million and $4.2 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $1.8 million and $2.9 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2024 and changes during the six months ended June 30, 2024 are presented in the following table:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2024	56,655	$217.11
Granted	19,850	234.95
Vested	(15,140)	235.65
Forfeited	(3,925)	201.20
Unvested at June 30, 2024	57,440	$201.20

As of June 30, 2024, there was $4.9 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years.

Performance Share Units

The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model. The assumptions used in determining the fair value of the performance share units granted in the respective periods were as follows:

	Six Months Ended June 30,
	2024	2023
Weighted average fair value of grants	$349.59	$308.18
Dividend yield	—%	—%
Volatility	22.23%	27.00%
Risk-free interest rate	4.45%	4.37%
Expected life (in years)	2.94	2.94

A summary of the Company’s performance share unit activity as of June 30, 2024 and changes during the six months ended June 30, 2024 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	67,455	$265.15
Granted	27,135	349.59
Vested	(9,606)	245.40
Forfeited	(11,239)	251.16
Unvested at June 30, 2024	73,745	$300.49

On January 31, 2024, 19,200 performance share units vested. Based on the Company’s relative total shareholder return rank during the three-year period ended January 31, 2024, the Company achieved a 50% payout factor and issued 9,606 common shares in February 2024 for awards that vested in 2024.

As of June 30, 2024, there was $4.9 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Summary of Share-Based Compensation Expense

Pre-tax compensation cost is recognized in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options expense	$1.5	$1.5	$6.9	$7.5
Restricted stock expense	2.1	1.7	4.1	3.3
Cash-settled restricted stock expense	(0.3)	0.6	1.6	1.7
Performance share units expense	0.8	0.8	5.9	6.0
Total pre-tax share-based compensation expense	4.1	4.6	18.5	18.5
Income tax benefit	(0.7)	(0.8)	(1.6)	(1.6)
Total share-based compensation expense, net of income taxes	$3.4	$3.8	$16.9	$16.9

13.   Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other postretirement plans for its employees. The following tables provide the components of net periodic cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.4	$—	$0.3
Interest cost	0.1	0.7	0.1	0.7
Expected return on plan assets	—	(0.5)	—	(0.4)
Net amortization	0.1	(0.1)	—	(0.1)
Net periodic cost	$0.2	$0.5	$0.1	$0.5

	Pension Benefits
	Six Months Ended June 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.8	$—	$0.6
Interest cost	0.2	1.3	0.2	1.4
Expected return on plan assets	(0.1)	(0.9)	(0.1)	(0.8)
Net amortization	0.2	(0.1)	0.1	(0.3)
Net periodic cost	$0.3	$1.1	$0.2	$0.9

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Net amortization	(0.3)	(0.3)	(0.5)	(0.5)
Net periodic cost	$—	$—	$0.1	$0.1

The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees and the interest cost, expected return on plan assets and net amortization components in Other expense (income) – net in the Condensed Consolidated Statements of Income.

The Company expects to contribute approximately $3.6 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2024. The Company contributed a total of $2.4 million and $2.6 million to fund these plans during the six months ended June 30, 2024 and 2023, respectively.

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

15.   Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes and the effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$38.0	$40.0	$71.2	$80.0
Effective tax rate	21.2%	22.4%	21.4%	22.3%

The effective tax rate for the three and six months ended June 30, 2024 reflects the impact of the discrete benefits related to the finalization of prior years’ research and development tax incentives with taxing authorities in a foreign jurisdiction. The effective tax rate for the six months ended June 30, 2024 also reflects the discrete benefit related to the finalization of tax impacts of a previously recorded legal entity restructuring.

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

Overview

IDEX is an applied solutions provider specializing in the manufacturing of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business, as well as by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain markets and overall industrial activity are important factors that influence the demand for IDEX’s products.

Second Quarter Highlights

Select key financial results for the three months ended June 30, 2024 when compared to the same period in the prior year are as follows:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	% / bps Change
Net sales	$807.2	$846.2	(5%)
Change in organic net sales*			(4%)
Gross profit(1)	366.8	378.0	(3%)
Net income attributable to IDEX	141.3	138.6	2%
Adjusted net income attributable to IDEX*	156.1	165.4	(6%)
Adjusted EBITDA*	224.2	240.7	(7%)
Diluted EPS attributable to IDEX	1.86	1.82	2%
Adjusted diluted EPS attributable to IDEX*	2.06	2.18	(6%)
Cash flows from operating activities	133.6	141.2	(5)%
Free cash flow*	117.7	119.6	(2)%
Gross margin(1)	45.4%	44.7%	70 bps
Net income margin	17.5%	16.4%	110 bps
Adjusted EBITDA margin*	27.8%	28.4%	(60) bps

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”
(1) There were no non-GAAP adjustments during the three months ended June 30, 2024 or 2023, respectively, to Gross profit or Gross margin.

During the three months ended June 30, 2024, the Company delivered solid operating performance, despite challenging market headwinds. Continued market softness, largely within the Health & Science Technologies segment, resulted in lower sales volumes, which were partly offset by strong price/cost and productivity across all segments.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	% / bps Change	2024	2023	% / bps Change
Net sales	$807.2	$846.2	(5%)	$1,607.7	$1,691.6	(5%)
Cost of sales	440.4	468.2	(6%)	883.5	931.1	(5%)
Gross profit	366.8	378.0	(3%)	724.2	760.5	(5%)
Gross margin	45.4%	44.7%	70 bps	45.0%	45.0%	0 bps
Selling, general and administrative expenses	182.8	174.3	5%	377.9	364.0	4%
Restructuring expenses and asset impairments	1.3	3.6	(64%)	2.4	4.1	(41%)
Operating income	182.7	200.1	(9%)	343.9	392.4	(12%)
Gain on sale of business	(4.6)	—	100%	(4.6)	—	100%
Other expense (income) – net	—	8.3	(100%)	(2.7)	7.7	(135%)
Interest expense – net	8.1	13.3	(39%)	17.5	26.4	(34%)
Income before income taxes	179.2	178.5	—%	333.7	358.3	(7%)
Provision for income taxes	38.0	40.0	(5%)	71.2	80.0	(11%)
Effective tax rate	21.2%	22.4%	(120) bps	21.4%	22.3%	(90) bps
Net income attributable to IDEX	$141.3	$138.6	2%	$262.7	$278.4	(6%)
Diluted earnings per common share attributable to IDEX	$1.86	$1.82	2%	$3.46	$3.66	(5%)

Net Sales

Net sales for both the three and six months ended June 30, 2024 decreased 5% as compared to the same prior year periods. Organic net sales for the same periods decreased 4% and 5%, respectively, as a result of lower volumes, largely as a result of market conditions in the Health & Science Technologies businesses, partially offset by price capture across all segments.

In the three months ended June 30, 2024, net sales decreased 4% domestically and 5% internationally. In the six months ended June 30, 2024, net sales decreased 4% domestically and 6% internationally. Sales to customers outside the U.S. were approximately 50% of total sales in each of the three and six months ended June 30, 2024 and 2023.

Gross Profit and Gross Margin

Gross profit decreased for both the three and six months ended June 30, 2024, primarily due to lower volume leverage, unfavorable mix and higher employee-related costs, partially offset by strong price/cost and favorable operational productivity. Gross margin increased for the three months ended June 30, 2024 and was flat for the six months ended June 30, 2024. The negative impacts of lower volume leverage, unfavorable mix and higher-employee related costs on gross margin were offset by the positive impacts of strong price/cost and favorable operational productivity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2024 increased primarily due to the $2.1 million and $5.6 million impact from acquisitions, net of divestitures, including amortization, respectively, as well as increased professional services and discretionary spending as compared to the same prior year periods.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments decreased in the three and six months ended June 30, 2024 primarily due to lower severance costs compared with the same periods in 2023. Severance costs were incurred in conjunction with cost mitigation efforts as a result of market conditions.

Gain on Sale of Business

During the three and six months ended June 30, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.5 million, net of cash remitted, resulting in a gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. For additional information regarding the divestiture of Alfa Valvole, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Other Expense (Income) – Net

Other expense (income) – net for the three and six months ended June 30, 2024 benefited from the absence of a $7.7 million credit loss reserve on a note receivable from a collaborative partner that did not reoccur during 2024. Additionally, the current year periods benefited from a favorable impact of foreign currency transactions as compared to the same prior year periods.

Interest Expense – Net

Interest expense – net for the three and six months ended June 30, 2024 decreased compared to the same periods in 2023 due to a decrease in the amount of debt outstanding and higher interest earned on cash balances in 2024, partially offset by increases in interest rates on outstanding debt, which increased interest expense by approximately $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively.
Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective tax rate was 21.2% and 21.4% for the three and six months ended June 30, 2024, respectively, as compared to 22.4% and 22.3% during the same periods in 2023, respectively. The decrease in effective tax rate during the three and six months ended June 30, 2024 was primarily due to benefits realized in the second quarter of 2024 related to the finalization of prior years’ research and development tax incentives with taxing authorities in a foreign jurisdiction. The decrease in the effective tax rate during the six months ended June 30, 2024 also reflected the finalization of tax impacts of a previously recorded legal entity restructuring.

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

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 13, “Business Segments and Geographic Information,” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management’s measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	FMT	HST	FSDP	Total	FMT	HST	FSDP	Total
Net sales as a percent of total	40%	38%	22%	100%	39%	38%	23%	100%
Adjusted EBITDA(1)	44%	34%	22%	100%	44%	34%	22%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $21.5 million and $51.4 million for the three and six months ended June 30, 2024, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$181.2	$180.7	—%
International sales	138.2	144.4	(4%)
Net sales	$319.4	$325.1	(2%)	—%	(1%)	(1%)	(2%)
Adjusted EBITDA	107.7	114.1	(6%)	(4%)	(1%)	(1%)	(6%)
Adjusted EBITDA margin	33.7%	35.1%	(140) bps	(140) bps	—	—	(140) bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$353.8	$357.5	(1%)
International sales	279.3	289.4	(3%)
Net sales	$633.1	$646.9	(2%)	(1%)	—	(1%)	(2%)
Adjusted EBITDA	213.1	220.3	(3%)	(2%)	—	(1%)	(3%)
Adjusted EBITDA margin	33.7%	34.1%	(40) bps	(40) bps	—	—	(40) bps

(1) Divestitures included Alfa Valvole, sold in June 2024.

•Organic net sales were flat and slightly down for the three and six months ended June 30, 2024, respectively, as compared to the same prior year periods. Both the quarter and year to date results were negatively impacted by lower volumes, primarily in the industrial market. The impact of lower volumes was offset by price capture in both the three and six months ended June 30, 2024.
•Adjusted EBITDA margin for the three and six months ended June 30, 2024 decreased primarily due to higher discretionary spending, lower volume leverage and higher employee-related costs, partially offset by strong price/cost and favorable operational productivity. The six months ended June 30, 2024 were also negatively impacted by unfavorable mix.

Health & Science Technologies Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$141.8	$148.5	(5%)
International sales	162.0	191.0	(15%)
Net sales	303.8	339.5	(11%)	(11%)	—	—	(11%)
Adjusted EBITDA	84.2	93.7	(10%)	(12%)	2%	—	(10%)
Adjusted EBITDA margin	27.7%	27.6%	10 bps	(20) bps	30 bps	—	10 bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$280.7	$298.1	(6%)
International sales	333.2	392.4	(15%)
Net sales	$613.9	$690.5	(11%)	(12%)	1%	—	(11%)
Adjusted EBITDA	165.6	194.4	(15%)	(17%)	2%	—	(15%)
Adjusted EBITDA margin	27.0%	28.2%	(120) bps	(160) bps	40 bps	—	(120) bps

(1) Acquisitions included Iridian Spectral Technologies acquired in May 2023 and STC Material Solutions acquired in December 2023. Divestitures included Micropump, Inc. sold in August 2023 and Novotema, SpA sold in December 2023.
•Organic net sales for the three and six months ended June 30, 2024 were negatively impacted by lower volumes driven by continued broad based market softness, which began in the second half of 2023. This decrease was partially offset by price capture.
•Excluding the net accretive impact of acquisitions and divestitures, Adjusted EBITDA margin for the three and six months ended June 30, 2024 decreased primarily due to lower volume leverage, unfavorable mix and higher employee-related costs, partially offset by favorable operational productivity, strong price/cost and lower discretionary spending.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$84.5	$96.7	(13%)
International sales	100.9	88.1	15%
Net sales	185.4	184.8	—%	1%	—	(1%)	—%
Adjusted EBITDA	53.8	54.5	(1%)	—%	—	(1%)	(1%)
Adjusted EBITDA margin	29.0%	29.4%	(40) bps	(30) bps	—	(10) bps	(40) bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$170.6	$186.1	(8%)
International sales	192.8	173.1	11%
Net sales	$363.4	$359.2	1%	1%	—	—	1%
Adjusted EBITDA	105.2	104.2	1%	1%	—	—	1%
Adjusted EBITDA margin	28.9%	29.0%	(10) bps	(10) bps	—	—	(10) bps

•Organic net sales for the three and six months ended June 30, 2024 were positively impacted by price capture across all markets, which more than offset the impact of slightly lower volumes as compared to the same prior year periods.
•Excluding the dilutive impact of foreign currency, Adjusted EBITDA margin for the three and six months ended June 30, 2024 decreased primarily due to higher employee-related costs and lower volume leverage, partially offset by strong price/cost. The three months ended June 30, 2024 also benefited from favorable operational productivity, while the six months ended June 30, 2024 were favorably impacted by mix.

Liquidity and Capital Resources

Liquidity

Based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its cash requirements, including planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, share repurchases and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Select key liquidity metrics at June 30, 2024 are as follows:

(In millions)	June 30, 2024
Working capital	$1,152.1
Current ratio	3.4 to 1
Cash and cash equivalents	$700.7
Cash held outside of the United States	558.8
Revolving Facility capacity	$800.0
Borrowings	78.1
Letters of credit	2.7
Revolving Facility availability	$719.2

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of June 30, 2024 and December 31, 2023:

(In millions)	June 30, 2024	December 31, 2023	Change	Organic Change
Receivables – net	$426.2	$427.8	$(1.6)	$11.9
Inventories – net	427.9	420.8	7.1	19.6
Less: Trade accounts payable	172.4	179.7	(7.3)	(0.9)
Operating working capital	$681.7	$668.9	$12.8	$32.4

Operating working capital increased $12.8 million to $681.7 million at June 30, 2024. Acquisitions, divestitures and foreign currency translation decreased Operating working capital by $19.6 million during the six months ended June 30, 2024. Apart from these items, receivables increased due to strong price capture, which more than offset the impact of lower volumes and inventories increased to support planned production.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$290.2	$289.1
Investing activities	11.7	(176.6)
Financing activities	(118.2)	(92.0)

Operating Activities

Cash flows provided by operating activities increased $1.1 million to $290.2 million in the six months ended June 30, 2024 primarily due to lower cash payments including payments for variable compensation and lower tax payments in 2024 compared to the prior year, largely offset by lower earnings in 2024 compared to the prior year and higher investments in working capital driven by higher inventory purchases to support planned production and increased receivables due to strong price capture.

Investing Activities

Cash flows provided by investing activities increased during the six months ended June 30, 2024 as the six months ended June 30, 2024 included the proceeds received of $45.5 million from the sale of Alfa Valvole in June 2024. The six months ended June 30, 2023 included the purchase of Iridian Spectral Technologies for $110.3 million as well as the purchase of marketable securities of $19.1 million, which did not reoccur during the six months ended June 30, 2024. Additionally, the six months ended June 30, 2023 included higher capital expenditures of $48.2 million, as compared to $35.9 million in the six months ended June 30, 2024.

Financing Activities

Cash flows used in financing activities primarily consisted of dividends of $100.7 million and $93.9 million paid to common shareholders during the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company repaid $25.0 million of the $50.0 million previously outstanding under the Term Facility during the six months ended June 30, 2024.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash flows provided by operating activities	$290.2	$289.1
Less: capital expenditures	35.9	48.2
Free cash flow	$254.3	$240.9

The increase in free cash flow for the six months ended June 30, 2024 as compared to 2023 is primarily due to lower capital expenditures in 2024 compared with the six months ended June 30, 2023.

Cash Requirements

Mott Corporation Pending Acquisition

On July 23, 2024, the Company entered into a definitive agreement to acquire Mott Corporation and its subsidiaries for cash consideration of $1.0 billion, subject to customary adjustments. The acquisition is expected to be funded using a combination of cash on hand, borrowings under the Company’s Revolving Credit Facility and potential debt issuance. For additional information regarding the Company’s pending acquisition of Mott Corporation, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Subterra AI Acquisition

On July 25, 2024, the Company acquired Subterra AI, Inc. (“Subterra AI”) for cash consideration of $7.5 million. For additional information regarding the Company’s acquisition of Subterra AI, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $35.9 million and $48.2 million in the first six months of 2024 and 2023, respectively.

Share Repurchases

There were no share repurchases during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company repurchased 5,400 shares at a cost of $1.1 million, of which $0.1 million was settled in July 2023. As of June 30, 2024, the amount of share repurchase authorization remaining was $539.7 million. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $100.7 million during the six months ended June 30, 2024 compared with $93.9 million during the six months ended June 30, 2023.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2024, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 18.73 to 1 for covenant calculation purposes and the leverage ratio was 1.50 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings reaffirmed the Company’s corporate credit rating of BBB (stable outlook) in August 2023.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in December 2021.

•Fitch Ratings reaffirmed the Company’s corporate credit rating of BBB+ (stable outlook) in June 2024.

Off-Balance Sheet Arrangements

The Company had $21.2 million of letters of credit as of June 30, 2024, primarily issued as security for insurance and other performance obligations. Of the $21.2 million of letters of credit, only $2.7 million reduced the Company’s borrowing capacity under the Revolving Facility as of June 30, 2024.

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

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. Due to rounding, numbers presented throughout this and other documents may not recalculate precisely. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

All table footnotes can be found at the end of this Non-GAAP Disclosures section.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	FMT	HST	FSDP	IDEX
	Three Months Ended June 30, 2024
Change in net sales	(2%)	(11%)	—%	(5%)
Less:
Net impact from acquisitions/divestitures(1)	(1%)	—%	—%	—%
Impact from foreign currency	(1%)	—%	(1%)	(1%)
Change in organic net sales	—%	(11%)	1%	(4%)

	Six Months Ended June 30, 2024
Change in net sales	(2%)	(11%)	1%	(5%)
Less:
Net impact from acquisitions/divestitures(1)	—%	1%	—%	—%
Impact from foreign currency	(1%)	—%	—%	—%
Change in organic net sales	(1%)	(12%)	1%	(5%)

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit	$366.8	$378.0	$724.2	$760.5
Fair value inventory step-up charges	—	—	2.5	—
Adjusted gross profit	$366.8	$378.0	$726.7	$760.5

Net sales	$807.2	$846.2	$1,607.7	$1,691.6

Gross margin	45.4%	44.7%	45.0%	45.0%
Adjusted gross margin	45.4%	44.7%	45.2%	45.0%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reported net income attributable to IDEX	$141.3	$138.6	$262.7	$278.4
Fair value inventory step-up charges	—	—	2.5	—
Tax impact on fair value inventory step-up charges	—	—	(0.5)	—
Restructuring expenses and asset impairments	1.3	3.6	2.4	4.1
Tax impact on restructuring expenses and asset impairments	(0.3)	(0.8)	(0.6)	(0.9)
Gain on sale of business	(4.6)	—	(4.6)	—
Tax impact on gain of sale of business	—	—	—	—
Credit loss on note receivable from collaborative partner(2)	—	7.7	—	7.7
Tax impact on credit loss on note receivable from collaborative partner	—	(1.6)	—	(1.6)
Acquisition-related intangible asset amortization	23.9	23.2	48.5	46.8
Tax impact on acquisition-related intangible asset amortization	(5.5)	(5.3)	(11.1)	(10.5)
Adjusted net income attributable to IDEX	$156.1	$165.4	$299.3	$324.0

Reported diluted EPS attributable to IDEX	$1.86	$1.82	$3.46	$3.66
Fair value inventory step-up charges	—	—	0.03	—
Tax impact on fair value inventory step-up charges	—	—	(0.01)	—
Restructuring expenses and asset impairments	0.02	0.05	0.03	0.06
Tax impact on restructuring expenses and asset impairments	—	(0.01)	(0.01)	(0.01)
Gain on sale of business	(0.06)	—	(0.06)	—
Tax impact on gain of sale of business	—	—	—	—
Credit loss on note receivable from collaborative partner(2)	—	0.10	—	0.10
Tax impact on credit loss on note receivable from collaborative partner	—	(0.02)	—	(0.02)
Acquisition-related intangible asset amortization	0.31	0.31	0.64	0.62
Tax impact on acquisition-related intangible asset amortization	(0.07)	(0.07)	(0.14)	(0.14)
Adjusted diluted EPS attributable to IDEX	$2.06	$2.18	$3.94	$4.27

Diluted weighted average shares outstanding	75.9	75.9	75.9	75.9

4. Reconciliations of Net Income to Adjusted EBITDA (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reported net income	$141.2	$138.5	$262.5	$278.3
Provision for income taxes	38.0	40.0	71.2	80.0
Interest expense – net	8.1	13.3	17.5	26.4
Gain on sale of business	(4.6)	—	(4.6)	—
Depreciation	16.3	14.4	32.5	27.2
Amortization	23.9	23.2	48.5	46.8
Fair value inventory step-up charges	—	—	2.5	—
Restructuring expenses and asset impairments	1.3	3.6	2.4	4.1
Credit loss on note receivable from collaborative partner(2)	—	7.7	—	7.7
Adjusted EBITDA	$224.2	$240.7	$432.5	$470.5

Adjusted EBITDA Components
FMT	$107.7	$114.1	$213.1	$220.3
HST	84.2	93.7	165.6	194.4
FSDP	53.8	54.5	105.2	104.2
Corporate and other	(21.5)	(21.6)	(51.4)	(48.4)
Total Adjusted EBITDA	$224.2	$240.7	$432.5	$470.5

Net sales	$807.2	$846.2	$1,607.7	$1,691.6

Net income margin	17.5%	16.4%	16.3%	16.4%
Adjusted EBITDA margin	27.8%	28.4%	26.9%	27.8%

(1) Represents the sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture.

(2) Represents a reserve on an investment with a collaborative partner recorded in Other expense (income) – net during the three and six months ended June 30, 2023. During the fourth quarter of 2023, the Company converted the promissory note receivable from the collaborative partner to equity, resulting in a cost method investment with zero value.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to market risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2024 to April 30, 2024	—	$—	—	$539,689,117
May 1, 2024 to May 30, 2024	—	—	—	539,689,117
June 1, 2024 to June 30, 2024	—	—	—	539,689,117
Total	—	$—	—	$539,689,117

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

10.1**	IDEX Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 7, 2024)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ ABHISHEK KHANDELWAL
Abhishek Khandelwal
Senior Vice President and Chief Financial Officer
Date: August 1, 2024