Form 10-Q
period 2024-09-30
IDEX CORP /DE/
filed 2024-10-30
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 25, 2024: 75,723,308.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and the assumptions underlying these expectations, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior and capital deployment, inventory recalibration and future order stabilization and lead time, expectations regarding market sector contraction, recovery, stabilization or growth, availability and sufficiency of cash and financing alternatives, the anticipated benefits of the Company’s recent acquisitions, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$798.2	$793.4	$2,405.9	$2,485.0
Cost of sales	444.3	443.8	1,327.8	1,374.9
Gross profit	353.9	349.6	1,078.1	1,110.1
Selling, general and administrative expenses	182.9	165.9	560.8	529.9
Restructuring expenses and asset impairments	3.0	4.1	5.4	8.2
Operating income	168.0	179.6	511.9	572.0
Gain on sale of business	0.6	(93.8)	(4.0)	(93.8)
Other expense (income) – net	2.7	(2.1)	—	5.6
Interest expense – net	10.3	13.7	27.8	40.1
Income before income taxes	154.4	261.8	488.1	620.1
Provision for income taxes	35.5	52.8	106.7	132.8
Net income	118.9	209.0	381.4	487.3
Net loss attributable to noncontrolling interest	0.2	0.1	0.4	0.2
Net income attributable to IDEX	$119.1	$209.1	$381.8	$487.5

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.57	$2.76	$5.03	$6.44
Diluted earnings per common share attributable to IDEX	$1.57	$2.75	$5.02	$6.42

Share data:
Basic weighted average common shares outstanding	75.7	75.6	75.7	75.6
Diluted weighted average common shares outstanding	75.9	75.9	75.9	75.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$118.9	$209.0	$381.4	$487.3
Other comprehensive income (loss):
Pension and other postretirement adjustments, net of tax of $0.1, $—, $0.2 and $0.2, respectively	(0.1)	(0.3)	(0.4)	(0.8)
Cumulative translation adjustment	91.8	(58.1)	21.5	(19.2)
Other comprehensive income (loss), net of tax	91.7	(58.4)	21.1	(20.0)
Comprehensive income	210.6	150.6	402.5	467.3
Comprehensive loss attributable to noncontrolling interest	0.2	0.1	0.4	0.2
Comprehensive income attributable to IDEX	$210.8	$150.7	$402.9	$467.5
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$633.2	$534.3
Receivables – net	475.1	427.8
Inventories – net	488.2	420.8
Other current assets	81.3	63.4
Total current assets	1,677.8	1,446.3
Property, plant and equipment – net of accumulated depreciation of $595.7 and $545.7 at September 30, 2024 and December 31, 2023, respectively	468.6	430.3
Goodwill	3,316.0	2,838.3
Intangible assets – net	1,349.4	1,011.8
Other noncurrent assets	155.7	138.5
Total assets	$6,967.5	$5,865.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$210.4	$179.7
Accrued expenses	301.2	271.5
Current portion of long-term borrowings	0.6	0.6
Dividends payable	52.4	48.5
Total current liabilities	564.6	500.3
Long-term borrowings – net	2,075.1	1,325.1
Deferred income taxes	301.3	291.9
Other noncurrent liabilities	208.2	206.7
Total liabilities	3,149.2	2,324.0
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $.01 per share par value
Issued: 90.1 million shares at both September 30, 2024 and December 31, 2023	0.9	0.9
Treasury stock at cost: 14.2 million shares at September 30, 2024 and 14.3 million shares at December 31, 2023	(1,176.5)	(1,187.0)
Additional paid-in capital	859.9	839.0
Retained earnings	4,159.3	3,934.3
Accumulated other comprehensive loss	(24.7)	(45.8)
Total shareholders’ equity	3,818.9	3,541.4
Noncontrolling interest	(0.6)	(0.2)
Total equity	3,818.3	3,541.2
Total liabilities and equity	$6,967.5	$5,865.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended September 30, 2024
Balance, June 30, 2024	90.1	$856.8	14.2	$(1,179.1)	$(116.4)	$4,092.5	$3,653.8	$(0.4)	$3,653.4
Net income (loss)	—	—	—	—	—	119.1	119.1	(0.2)	118.9
Other comprehensive income, net of tax	—	—	—	—	91.7	—	91.7	—	91.7
Net issuance of shares of treasury stock (net of tax of $0.2)	—	—	—	2.6	—	—	2.6	—	2.6
Share-based compensation	—	4.0	—	—	—	—	4.0	—	4.0
Cash dividends declared - $0.69 per common share	—	—	—	—	—	(52.3)	(52.3)	—	(52.3)
Balance, September 30, 2024	90.1	$860.8	14.2	$(1,176.5)	$(24.7)	$4,159.3	$3,818.9	$(0.6)	$3,818.3

Nine Months Ended September 30, 2024
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	381.8	381.8	(0.4)	381.4
Other comprehensive income, net of tax	—	—	—	—	21.1	—	21.1	—	21.1
Net issuance of shares of treasury stock (net of tax of $2.6)	—	—	(0.1)	10.5	—	—	10.5	—	10.5
Share-based compensation	—	20.9	—	—	—	—	20.9	—	20.9
Cash dividends declared - $2.07 per common share	—	—	—	—	—	(156.8)	(156.8)	—	(156.8)
Balance, September 30, 2024	90.1	$860.8	14.2	$(1,176.5)	$(24.7)	$4,159.3	$3,818.9	$(0.6)	$3,818.3

Three Months Ended September 30, 2023
Balance, June 30, 2023	90.1	$835.1	14.4	$(1,182.0)	$(87.8)	$3,713.4	$3,278.7	$0.2	$3,278.9
Net income (loss)	—	—	—	—	—	209.1	209.1	(0.1)	209.0
Other comprehensive loss, net of tax	—	—	—	—	(58.4)	—	(58.4)	—	(58.4)
Net issuance of shares of treasury stock (net of tax of $0.4)	—	—	(0.1)	4.3	—		4.3	—	4.3
Share-based compensation	—	1.9		—	—	—	1.9	—	1.9
Cash dividends declared - $0.64 per common share	—	—	—	—	—	(48.5)	(48.5)	—	(48.5)
Balance, September 30, 2023	90.1	$837.0	14.3	$(1,177.7)	$(146.2)	$3,874.0	$3,387.1	$0.1	$3,387.2

Nine Months Ended September 30, 2023
Balance, December 31, 2022	90.1	$818.1	14.5	$(1,184.3)	$(126.2)	$3,531.7	$3,039.3	$0.3	$3,039.6
Net income (loss)	—	—	—	—	—	487.5	487.5	(0.2)	487.3
Other comprehensive loss, net of tax	—	—	—	—	(20.0)	—	(20.0)	—	(20.0)
Net issuance of shares of treasury stock (net of tax of $2.5)	—	—	(0.2)	7.7	—		7.7	—	7.7
Repurchases of common stock	—	—	—	(1.1)	—	—	(1.1)		(1.1)
Share-based compensation	—	18.9	—	—	—	—	18.9	—	18.9
Cash dividends declared - $1.92 per common share	—	—	—	—	—	(145.2)	(145.2)	—	(145.2)
Balance, September 30, 2023	90.1	$837.0	14.3	$(1,177.7)	$(146.2)	$3,874.0	$3,387.1	$0.1	$3,387.2

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$381.4	$487.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of business	(4.0)	(93.8)
Credit loss on note receivable from collaborative partner	—	7.7
Depreciation	49.9	41.9
Amortization of intangible assets	75.0	70.6
Share-based compensation expense	20.9	18.9
Deferred income taxes	0.4	(1.8)
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(14.5)	11.6
Inventories – net	(21.6)	24.5
Other current assets	(4.6)	0.3
Trade accounts payable	15.3	(30.2)
Deferred revenue	(4.3)	5.6
Accrued expenses	(0.5)	(34.0)
Other – net	2.1	7.1
Net cash flows provided by operating activities	495.5	515.7
Cash flows from investing activities
Capital expenditures	(49.6)	(68.3)
Acquisition of businesses, net of cash acquired	(984.5)	(110.3)
Proceeds from sale of business, net of cash remitted	45.1	110.3
Purchases of marketable securities	—	(24.6)
Proceeds from sale of marketable securities	4.5	—
Other – net	(7.3)	2.9
Net cash flows used in investing activities	(991.8)	(90.0)
Cash flows from financing activities
Borrowings under revolving credit facilities	279.3	—
Proceeds from issuance of long-term borrowings	496.7	100.0
Payment of long-term borrowings	(25.0)	(250.0)
Debt issuance costs	(1.2)	—
Cash dividends paid to shareholders	(153.0)	(142.3)
Proceeds from share issuances, net of shares withheld for taxes	10.5	7.7
Repurchases of common stock	—	(1.1)
Other – net	(0.6)	(1.0)
Net cash flows provided by (used in) financing activities	606.7	(286.7)
Effect of exchange rate changes on cash and cash equivalents	6.6	(6.5)
Net increase in cash and cash equivalents and restricted cash	117.0	132.5
Cash and cash equivalents at beginning of year(1)	534.3	430.2
Cash and cash equivalents and restricted cash at end of period(1)	$651.3	$562.7

Supplemental cash flow information
Cash paid for:
Interest	$25.5	$30.5
Income taxes – net	120.2	147.1

(1) Includes $18.1 million of restricted cash at September 30, 2024. The restricted cash has been included in Other current assets in the Condensed Consolidated Balance Sheets. There was no restricted cash as of September 30, 2023, December 31, 2023 or December 31, 2022.

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. Adoption of the standard is not expected to have a material impact on the Company’s Consolidated Financial Statements, but will require additional segment expense disclosures when adopted in the Company’s Form 10-K for the year ending December 31, 2024 and in periodic reports thereafter.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement disclosures.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
2024 Acquisitions

Mott Corporation

On September 5, 2024, the Company acquired Mott Corporation and its subsidiaries (“Mott”) in a stock acquisition. Mott is a leading microfiltration business specializing in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications. Headquartered in Farmington, Connecticut, Mott operates in the Scientific Fluidics & Optics reporting unit within the Company’s Health & Science Technologies segment. Mott was acquired for cash consideration of $986.2 million, net of cash acquired of $3.1 million. The purchase price was funded using a combination of cash on hand of $211.9 million, borrowings under the Company’s Revolving Facility of $279.3 million and net proceeds of $495.0 million from the issuance of the Company’s 4.950% Senior Notes (defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $480.3 million and $415.8 million, respectively. The goodwill is primarily deductible for tax purposes. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of the acquired business and its synergies with existing IDEX businesses.

As of September 30, 2024, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$97.0
Property, plant and equipment	46.0
Goodwill	480.3
Intangible assets	415.8
Other noncurrent assets	12.6
Total assets acquired	1,051.7
Current liabilities	(40.7)
Deferred income taxes	(13.0)
Other noncurrent liabilities	(11.8)
Net assets acquired	$986.2

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$42.0	15
Customer relationships	272.0	14
Unpatented technology	101.8	13
Acquired intangible assets	$415.8

2023 Acquisitions

Iridian

On May 19, 2023, the Company acquired Iridian Spectral Technologies (“Iridian”) in a stock acquisition. Iridian is a global leader in designing and manufacturing thin-film, multi-layer optical filters serving the laser communications, telecommunications and life sciences markets and expands the Company’s array of optical technology offerings. Headquartered in Ottawa, Canada, Iridian operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Iridian was acquired for cash consideration of $109.8 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $54.2 million and $44.1 million, respectively. The goodwill is not deductible for tax purposes. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of the acquired business and its synergies with existing IDEX businesses.

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

STC

On December 14, 2023, the Company acquired STC Material Solutions (“STC”) in a stock acquisition. STC specializes in the design and manufacturing of technical ceramics and hermetic sealing products for critical applications in the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. Headquartered in St. Albans, Vermont, with additional operations in Santa Ana, California, STC operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. STC was acquired for cash consideration of $200.4 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $104.7 million and $92.3 million, respectively. The goodwill is not deductible for tax purposes. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of the acquired business and its synergies with existing IDEX businesses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
As of September 30, 2024, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.9
Property, plant and equipment	12.2
Goodwill	104.7
Intangible assets	92.3
Other noncurrent assets	2.9
Total assets acquired	229.0
Current liabilities	(5.5)
Deferred income taxes	(20.4)
Other noncurrent liabilities	(2.7)
Net assets acquired(1)	$200.4

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

Acquisition-Related Costs

The Company incurred acquisition-related costs of $5.5 million and $9.3 million during the three and nine months ended September 30, 2024, respectively, and $1.8 million and $5.4 million during the three and nine months ended September 30, 2023, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential transactions, including transactions that ultimately were not completed.

The Company also recorded fair value inventory step-up charges associated with completed acquisitions of $2.1 million and $4.6 million during the three and nine months ended September 30, 2024, respectively, and $1.2 million during the three and nine months ended September 30, 2023 in Cost of sales in the Condensed Consolidated Statements of Income.

Divestitures

The Company periodically reviews its businesses relative to its core business. As such, from time to time, the Company may sell various businesses or assets for a variety of reasons. Any resulting gain or loss recognized due to divestitures is recorded within Gain on sale of business in the Condensed Consolidated Statements of Income.

On June 3, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.1 million, net of cash remitted, resulting in an initial gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. During the three months ended September 30, 2024, the gain on the sale of Alfa Valvole was finalized, resulting in a downward adjustment to the gain on sale of $0.6 million for a final gain on sale of $4.0 million. There was no income tax impact associated with this transaction in the Condensed Consolidated Statements of Income due to the participation exemption of its consolidated group. The results of Alfa Valvole were reported in the Valves reporting unit within the Fluid & Metering Technologies segment through the date of disposition.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
On August 3, 2023, the Company completed the sale of Micropump, Inc. (“Micropump”) for proceeds of $110.3 million, net of cash remitted, resulting in a pre-tax gain on the sale of $93.8 million. The divestiture resulted in $22.7 million of income tax expense in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2023. Micropump was its own reporting unit and its results were reported within the Health & Science Technologies segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES
Fluid & Metering Technologies
External customers	$300.6	$300.5	$933.0	$945.7
Intersegment sales	0.2	0.6	0.9	2.3
Total segment sales	300.8	301.1	933.9	948.0
Health & Science Technologies
External customers	309.9	312.7	922.3	1,001.4
Intersegment sales	1.1	0.5	2.6	2.3
Total segment sales	311.0	313.2	924.9	1,003.7
Fire & Safety/Diversified Products
External customers	187.7	180.2	550.6	537.9
Intersegment sales	0.3	0.4	0.8	1.9
Total segment sales	188.0	180.6	551.4	539.8
Intersegment eliminations	(1.6)	(1.5)	(4.3)	(6.5)
Net sales	$798.2	$793.4	$2,405.9	$2,485.0
ADJUSTED EBITDA
Fluid & Metering Technologies	$98.5	$103.6	$311.6	$323.9
Health & Science Technologies	82.6	84.4	248.2	278.8
Fire & Safety/Diversified Products	54.7	52.8	159.9	157.0
Segment Adjusted EBITDA	235.8	240.8	719.7	759.7
Corporate and other(1)	(21.5)	(15.3)	(72.9)	(63.7)
Interest expense – net	(10.3)	(13.7)	(27.8)	(40.1)
Depreciation(2)	(17.4)	(14.7)	(49.9)	(41.9)
Amortization of intangible assets(2)	(26.5)	(23.8)	(75.0)	(70.6)
Fair value inventory step-up charges	(2.1)	(1.2)	(4.6)	(1.2)
Restructuring expenses and asset impairments	(3.0)	(4.1)	(5.4)	(8.2)
Gain on sale of business(3)	(0.6)	93.8	4.0	93.8
Credit loss on note receivable from collaborative partner(4)	—	—	—	(7.7)
Income before income taxes	$154.4	$261.8	$488.1	$620.1

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(2) Depreciation and amortization of intangible assets by segment for the three and nine months ended September 30, 2024 and 2023 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fluid & Metering Technologies
Depreciation	$4.3	$3.1	$12.9	$10.3
Amortization of intangible assets	5.2	5.6	15.7	17.3
Health & Science Technologies
Depreciation	10.6	9.0	29.5	24.1
Amortization of intangible assets	19.7	16.7	54.6	48.5
Fire & Safety/Diversified Products
Depreciation	2.2	2.3	6.7	6.7
Amortization of intangible assets	1.6	1.5	4.7	4.8
Corporate and other
Depreciation	0.3	0.3	0.8	0.8
Total	$43.9	$38.5	$124.9	$112.5

(3) Activity recorded during the three months ended September 30, 2024 represents the finalization of the gain on the sale of Alfa Valvole resulting in a $0.6 million downward adjustment during the third quarter of 2024.

(4) Represents a reserve on an investment with a collaborative partner recorded in Other expense (income) – net during the nine months ended September 30, 2023. During the fourth quarter of 2023, the Company converted the promissory note receivable from the collaborative partner to equity, resulting in a cost method investment with zero value.

	September 30, 2024	December 31, 2023
ASSETS
Fluid & Metering Technologies	$1,668.7	$1,674.7
Health & Science Technologies	4,286.6	3,262.4
Fire & Safety/Diversified Products	818.5	792.6
Corporate and other	193.7	135.5
Total assets	$6,967.5	$5,865.2

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by reporting unit for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pumps	$102.5	$94.7	$305.8	$309.0
Water	87.3	79.8	259.2	261.2
Energy	48.7	53.7	159.0	160.1
Agriculture	33.0	39.2	111.3	117.9
Valves	29.3	33.7	98.6	99.8
Intersegment elimination	(0.2)	(0.6)	(0.9)	(2.3)
Fluid & Metering Technologies	300.6	300.5	933.0	945.7
Scientific Fluidics & Optics	167.6	162.1	487.9	509.7
Sealing Solutions	57.0	59.2	177.3	186.3
Performance Pneumatic Technologies	58.7	60.0	175.5	195.4
Material Processing Technologies	27.7	29.7	84.2	90.4
Micropump(1)	—	2.2	—	21.9
Intersegment elimination	(1.1)	(0.5)	(2.6)	(2.3)
Health & Science Technologies	309.9	312.7	922.3	1,001.4
Fire & Safety	123.2	112.0	340.0	328.0
Dispensing	35.4	41.9	122.0	122.8
BAND-IT	29.4	26.7	89.4	89.0
Intersegment elimination	(0.3)	(0.4)	(0.8)	(1.9)
Fire & Safety/Diversified Products	187.7	180.2	550.6	537.9
Net sales	$798.2	$793.4	$2,405.9	$2,485.0

(1) Revenue from Micropump (sold on August 3, 2023) has been included in the Condensed Consolidated Statements of Income through the date of disposition.

Revenue by geographical region for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30, 2024
	FMT	HST	FSDP	IDEX
U.S.	$168.5	$139.9	$88.9	$397.3
North America, excluding U.S.	17.2	6.0	10.0	33.2
Europe	45.7	100.4	44.4	190.5
Asia	43.6	59.4	35.1	138.1
Other(1)	25.8	5.3	9.6	40.7
Intersegment elimination	(0.2)	(1.1)	(0.3)	(1.6)
Net sales	$300.6	$309.9	$187.7	$798.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$168.4	$139.2	$94.4	$402.0
North America, excluding U.S.	15.5	3.2	8.8	27.5
Europe	52.3	106.0	39.0	197.3
Asia	43.1	57.8	29.0	129.9
Other(1)	21.8	7.0	9.4	38.2
Intersegment elimination	(0.6)	(0.5)	(0.4)	(1.5)
Net sales	$300.5	$312.7	$180.2	$793.4

	Nine Months Ended September 30, 2024
	FMT	HST	FSDP	IDEX
U.S.	$522.3	$420.6	$259.5	$1,202.4
North America, excluding U.S.	50.8	16.3	26.3	93.4
Europe	159.8	303.0	135.7	598.5
Asia	129.8	168.9	102.3	401.0
Other(1)	71.2	16.1	27.6	114.9
Intersegment elimination	(0.9)	(2.6)	(0.8)	(4.3)
Net sales	$933.0	$922.3	$550.6	$2,405.9

	Nine Months Ended September 30, 2023
	FMT	HST	FSDP	IDEX
U.S.	$525.9	$437.3	$280.5	$1,243.7
North America, excluding U.S.	52.8	16.6	25.4	94.8
Europe	163.0	338.1	126.1	627.2
Asia	137.0	189.6	80.4	407.0
Other(1)	69.3	22.1	27.4	118.8
Intersegment elimination	(2.3)	(2.3)	(1.9)	(6.5)
Net sales	$945.7	$1,001.4	$537.9	$2,485.0

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The composition of customer receivables was as follows:

	September 30, 2024	December 31, 2023
Billed receivables	$451.4	$408.1
Unbilled receivables	15.9	10.9
Total customer receivables	$467.3	$419.0

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

The composition of deferred revenue was as follows:

	September 30, 2024	December 31, 2023
Deferred revenue – current	$65.0	$55.9
Deferred revenue – noncurrent	16.3	17.3
Total deferred revenue	$81.3	$73.2

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

Share-based payment awards of approximately 0.5 million shares of common stock for both the three and nine months ended September 30, 2024 and 0.2 million shares of common stock for both the three and nine months ended September 30, 2023 were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
6.    Balance Sheet Components

	September 30, 2024	December 31, 2023
RECEIVABLES – NET
Customers	$467.3	$419.0
Other	16.0	16.3
Total	483.3	435.3
Less: allowance for credit losses	8.2	7.5
Receivables – net	$475.1	$427.8
INVENTORIES – NET
Raw materials and component parts	$314.9	$268.1
Work in process	43.8	44.5
Finished goods	129.5	108.2
Inventories – net	$488.2	$420.8
ACCRUED EXPENSES
Payroll and related items	$101.0	$97.1
Management incentive compensation	13.0	16.4
Income taxes payable	18.2	18.5
Deferred revenue	65.0	55.9
Lease liability	26.6	22.0
Other	77.4	61.6
Accrued expenses	$301.2	$271.5

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$805.7	$1,834.5	$398.7	$3,038.9
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2024	785.0	1,684.7	368.6	2,838.3
Foreign currency translation	0.3	5.2	1.3	6.8
Acquisitions	—	480.3	—	480.3
Measurement period adjustments	—	2.2	—	2.2
Divestitures	(11.6)	—	—	(11.6)
Balance at September 30, 2024	$773.7	$2,172.4	$369.9	$3,316.0

ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2023, all reporting units had fair values in excess of their carrying values. During the nine months ended September 30, 2024, there were no events or circumstances that would have required an interim impairment test.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.7	$(2.1)	$0.6	$2.7	$(2.0)	$0.7
Trade names	207.0	(58.2)	148.8	171.9	(54.3)	117.6
Customer relationships	1,109.0	(266.3)	842.7	860.7	(228.7)	632.0
Unpatented technology	336.2	(82.3)	253.9	233.5	(66.3)	167.2
Software	15.6	(3.1)	12.5	5.3	(1.9)	3.4
Total amortized intangible assets	1,670.5	(412.0)	1,258.5	1,274.1	(353.2)	920.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,761.4	$(412.0)	$1,349.4	$1,365.0	$(353.2)	$1,011.8

The Banjo and Akron Brass trade names are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2023, these indefinite-lived intangible assets had fair values in excess of their carrying values. During the nine months ended September 30, 2024, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $26.5 million and $75.0 million for the three and nine months ended September 30, 2024, respectively. Amortization of intangible assets was $23.8 million and $70.6 million for the three and nine months ended September 30, 2023, respectively. Based on the intangible asset balances as of September 30, 2024, expected amortization expense for the remaining three months of 2024 and for the years 2025 through 2028 is as follows:

Estimated Amortization
Remainder of 2024	$32.6
2025	128.1
2026	126.4
2027	122.7
2028	119.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
8.   Borrowings

Borrowings at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)(1)	$100.0	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	—
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(2)	360.6	81.0
$200.0 million Term Facility, due November 2027 (the “Term Facility”)(3)	25.0	50.0
Other borrowings	1.8	2.3
Total borrowings	2,087.4	1,333.3
Less: current portion	0.6	0.6
Less: unamortized debt issuance costs and discount on debt	11.7	7.6
Long-term borrowings	$2,075.1	$1,325.1

(1) As of September 30, 2024, the $100.0 million 3.37% Senior Notes, due in June 2025, have been classified as Long-term borrowings on the Condensed Consolidated Balance Sheets. The Company has the ability and intent to either refinance or repay these Notes using the available borrowing capacity of the Revolving Facility, due November 2027.

(2) During the third quarter of 2024, the Company drew down an aggregate amount of $279.3 million under the Revolving Facility to finance a portion of Company’s acquisition of Mott. At September 30, 2024, there was $360.6 million outstanding under the Revolving Facility and $2.7 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $436.7 million. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 4.72% and 4.22% as of September 30, 2024 and December 31, 2023, respectively. During October 2024, the Company repaid $69.1 million of the $360.6 million outstanding under the Revolving Facility.

(3) The weighted-average interest rate for borrowings outstanding under the Term Facility was 6.55% and 6.22% as of September 30, 2024 and December 31, 2023, respectively. During the second quarter of 2024, the Company repaid $25.0 million of the $50.0 million previously outstanding under the Term Facility. During October 2024, the Company repaid the remaining $25.0 million outstanding under the Term Facility.

At September 30, 2024, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

Issuance of 4.950% Senior Notes due 2029

On August 21, 2024, the Company completed an underwritten public offering of $500.0 million in aggregate principal amount of its 4.950% Senior Notes. The 4.950% Senior Notes bear interest at a rate of 4.950% per annum, which is payable semi-annually in arrears during the first and third quarters of the year, beginning in the first quarter of 2025. The 4.950% Senior Notes will mature on September 1, 2029. The 4.950% Senior Notes are senior, unsecured obligations of the Company and (i) rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness, (ii) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, and (iii) rank effectively subordinated in right of payment to the Company’s future secured indebtedness. The net proceeds from the 4.950% Senior Notes offering were approximately $495.0 million, after deducting the underwriting discount and offering expenses paid and payable by the Company. The Company used the net proceeds from the offering, together with the Revolving Facility borrowings discussed above and cash on hand, to fund the Mott acquisition and pay related fees and expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The Company may redeem all or a portion of the 4.950% Senior Notes at any time prior to maturity at the redemption prices set forth in the Supplemental Indenture governing the 4.950% Senior Notes (the “Indenture”). The terms of the 4.950% Senior Notes also require the Company to make an offer to repurchase all or a portion of the 4.950% Senior Notes (unless otherwise redeemed) upon a “Change of Control Triggering Event” (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The 4.950% Senior Notes are not subject to any financial covenants under the Indenture; however, they are subject to cross-acceleration provisions.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2024 and December 31, 2023:

	Basis of Fair Value Measurements
	September 30, 2024	December 31, 2023
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$10.4	$10.5
Available-for-sale securities - equities(2)	—	4.4

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
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2024 or the year ended December 31, 2023.

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

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$2,014.7	$2,086.1	$1,203.5	$1,332.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

10.    Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2024
Balance, June 30, 2024(1)	$(119.6)	$3.2	$(116.4)
Other comprehensive income before reclassification adjustments	91.8	—	91.8
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.2)	(0.2)
Tax impact	—	0.1	0.1
Net other comprehensive income (loss)(1)	91.8	(0.1)	91.7
Balance, September 30, 2024(1)	$(27.8)	$3.1	$(24.7)

	Nine Months Ended September 30, 2024
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)
Other comprehensive income before reclassification adjustments	16.0	—	16.0
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.6)	(0.6)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax impact	—	0.2	0.2
Net other comprehensive income (loss)(1)	21.5	(0.4)	21.1
Balance, September 30, 2024(1)	$(27.8)	$3.1	$(24.7)

	Three Months Ended September 30, 2023
Balance, June 30, 2023(1)	$(98.2)	$10.4	$(87.8)
Other comprehensive loss before reclassification adjustments	(58.1)	—	(58.1)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.3)	(0.3)
Tax impact	—	—	—
Net other comprehensive loss(1)	(58.1)	(0.3)	(58.4)
Balance, September 30, 2023(1)	$(156.3)	$10.1	$(146.2)

	Nine Months Ended September 30, 2023
Balance, December 31, 2022(1)	$(137.1)	$10.9	$(126.2)
Other comprehensive loss before reclassification adjustments	(19.2)	—	(19.2)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(1.0)	(1.0)
Tax impact	—	0.2	0.2
Net other comprehensive loss(1)	(19.2)	(0.8)	(20.0)
Balance, September 30, 2023(1)	$(156.3)	$10.1	$(146.2)

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost. See Note 13, “Retirement Benefits.”
(3) Included in Other expense (income) – net in the Condensed Consolidated Statements of Income.
(4) In conjunction with the divestiture of Alfa Valvole during the second quarter of 2024, the Company released associated cumulative foreign currency translation losses and included the release as part of the gain on sale of business.

11.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. There were no share repurchases during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company repurchased a total of 5,400 shares at a cost of $1.1 million. As of September 30, 2024, the amount of share repurchase authorization remaining was $539.7 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average fair value of grants	$49.83	$56.47	$63.63	$60.49
Dividend yield	1.42%	1.20%	1.09%	1.07%
Volatility	26.47%	26.78%	26.66%	27.17%
Risk-free interest rate	4.08%	4.26%	4.31%	4.12%
Expected life (in years)	4.60	4.50	4.60	4.50

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
A summary of the Company’s stock option activity as of September 30, 2024 and changes during the nine months ended September 30, 2024 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	983,267	$178.86	6.88	$39.3
Granted	196,600	234.59
Exercised	(79,005)	155.56
Forfeited	(38,796)	205.39
Outstanding at September 30, 2024	1,062,066	$189.84	6.78	$31.9
Vested and expected to vest as of September 30, 2024	1,025,776	$188.79	6.71	$31.7
Exercisable at September 30, 2024	603,219	$168.07	5.47	$28.7

As of September 30, 2024, there was $11.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of September 30, 2024 and changes during the nine months ended September 30, 2024 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	112,891	$193.03
Granted	102,915	211.55
Vested	(24,125)	201.52
Forfeited	(11,600)	210.94
Unvested at September 30, 2024	180,081	$201.32

As of September 30, 2024, there was $18.0 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At September 30, 2024 and December 31, 2023, the Company had accrued $3.7 million and $4.2 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $2.5 million and $2.9 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2024 and changes during the nine months ended September 30, 2024 are presented in the following table:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2024	56,655	$217.11
Granted	23,555	229.87
Vested	(15,275)	235.39
Forfeited	(5,430)	214.50
Unvested at September 30, 2024	59,505	$214.50

As of September 30, 2024, there was $4.9 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years.

Performance Share Units

The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model. The assumptions used in determining the fair value of the performance share units granted in the respective periods were as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted average fair value of grants	$349.59	$308.18
Dividend yield	—%	—%
Volatility	22.23%	27.00%
Risk-free interest rate	4.45%	4.37%
Expected life (in years)	2.94	2.94

A summary of the Company’s performance share unit activity as of September 30, 2024 and changes during the nine months ended September 30, 2024 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	67,455	$265.15
Granted	27,135	349.59
Vested	(9,606)	245.40
Forfeited	(11,444)	252.92
Unvested at September 30, 2024	73,540	$300.35

On January 31, 2024, 19,200 performance share units vested. Based on the Company’s relative total shareholder return rank during the three-year period ended January 31, 2024, the Company achieved a 50% payout factor and issued 9,606 common shares in February 2024 for awards that vested in 2024.

As of September 30, 2024, there was $3.9 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 year.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Summary of Share-Based Compensation Expense

Pre-tax compensation cost is recognized in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options expense	$1.5	$1.1	$8.4	$8.7
Restricted stock expense	1.6	1.1	5.7	4.4
Cash-settled restricted stock expense	1.2	0.6	2.8	2.3
Performance share units expense(1)	0.9	(0.3)	6.8	5.7
Total pre-tax share-based compensation expense	5.2	2.5	23.7	21.1
Income tax benefit	(0.7)	(0.5)	(2.3)	(2.1)
Total share-based compensation expense, net of income taxes	$4.5	$2.0	$21.4	$19.0
(1) Performance share units expense for the three and nine months ended September 30, 2023 reflects lower expense of $1.1 million of executive forfeitures, which occurred during the third quarter of 2023.

13.   Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other postretirement plans for its employees. The following tables provide the components of net periodic cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended September 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$0.3	$0.1	$0.3
Interest cost	0.1	0.6	0.1	0.6
Expected return on plan assets	(0.1)	(0.4)	(0.1)	(0.4)
Net amortization	—	—	—	(0.1)
Net periodic cost	$0.1	$0.5	$0.1	$0.4

	Pension Benefits
	Nine Months Ended September 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$1.1	$0.1	$0.9
Interest cost	0.3	1.9	0.3	2.0
Expected return on plan assets	(0.2)	(1.3)	(0.2)	(1.2)
Net amortization	0.2	(0.1)	0.1	(0.4)
Net periodic cost	$0.4	$1.6	$0.3	$1.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	0.2	0.2	0.6	0.6
Net amortization	(0.2)	(0.2)	(0.7)	(0.7)
Net periodic cost	$0.2	$0.1	$0.3	$0.2

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

The Company expects to contribute approximately $3.6 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2024. The Company contributed a total of $3.5 million and $3.9 million to fund these plans during the nine months ended September 30, 2024 and 2023, respectively.

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

15.   Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal income as well as state and foreign income in various jurisdictions, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. The provision for income taxes and the effective tax rates for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$154.4	$261.8	$488.1	$620.1
Provision for income taxes	35.5	52.8	106.7	132.8
Effective tax rate	22.9%	20.2%	21.9%	21.4%

The three months ended September 30, 2024 had no material discrete tax items impacting the effective tax rate. The nine months ended September 30, 2024 benefited from the finalization of prior years’ research and development tax incentives with taxing authorities in a foreign jurisdiction and the finalization of tax impacts of a previously recorded legal entity restructuring. Both the three and nine months ended September 30, 2023 benefited from the finalization of the impact of research expenditure capitalization on the foreign derived intangible income deduction and the reduction of Global Intangible Low-Tax Income as a result of the tax amortization of goodwill related to the acquisition of Muon B.V. and its subsidiaries.

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

Third Quarter Highlights

Select key financial results for the three months ended September 30, 2024 when compared to the same period in the prior year are as follows:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	% / bps Change
Net sales	$798.2	$793.4	1%
Change in organic net sales*			—%
Gross profit	353.9	349.6	1%
Adjusted gross profit*	356.0	350.8	1%
Net income attributable to IDEX	119.1	209.1	(43%)
Adjusted net income attributable to IDEX*	144.1	160.6	(10%)
Adjusted EBITDA*	214.3	225.5	(5%)
Diluted EPS attributable to IDEX	1.57	2.75	(43%)
Adjusted diluted EPS attributable to IDEX*	1.90	2.12	(10%)
Cash flows from operating activities	205.3	226.6	(9)%
Free cash flow*	191.6	206.5	(7)%
Gross margin	44.3%	44.1%	20 bps
Adjusted gross margin*	44.6%	44.2%	40 bps
Net income margin	14.9%	26.3%	(1,140) bps
Adjusted EBITDA margin*	26.9%	28.4%	(150) bps

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”

During the three months ended September 30, 2024, the Company delivered solid operating performance, despite continued challenging market headwinds. Market softness, largely within the Health & Science Technologies segment, resulted in lower sales volumes, which were partly offset by price/cost and productivity across all segments. On September 5, 2024, the Company completed the previously-announced acquisition of Mott Corporation and its subsidiaries (“Mott”), expanding the Company’s applied material science technology capabilities in high-value end markets. For additional information, refer to Note 2, “Acquisitions and Divestitures” in the Notes to Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	% / bps Change	2024	2023	% / bps Change
Net sales	$798.2	$793.4	1%	$2,405.9	$2,485.0	(3%)
Cost of sales	444.3	443.8	—%	1,327.8	1,374.9	(3%)
Gross profit	353.9	349.6	1%	1,078.1	1,110.1	(3%)
Gross margin	44.3%	44.1%	20 bps	44.8%	44.7%	10 bps
Selling, general and administrative expenses	182.9	165.9	10%	560.8	529.9	6%
Restructuring expenses and asset impairments	3.0	4.1	(27%)	5.4	8.2	(34%)
Operating income	168.0	179.6	(6%)	511.9	572.0	(11%)
Gain on sale of business(1)	0.6	(93.8)	(101%)	(4.0)	(93.8)	(96%)
Other expense (income) – net	2.7	(2.1)	(229%)	—	5.6	(100%)
Interest expense – net	10.3	13.7	(25%)	27.8	40.1	(31%)
Income before income taxes	154.4	261.8	(41%)	488.1	620.1	(21%)
Provision for income taxes	35.5	52.8	(33%)	106.7	132.8	(20%)
Effective tax rate	22.9%	20.2%	270 bps	21.9%	21.4%	50 bps
Net income attributable to IDEX	$119.1	$209.1	(43%)	$381.8	$487.5	(22%)
Diluted earnings per common share attributable to IDEX	$1.57	$2.75	(43%)	$5.02	$6.42	(22%)
(1)Activity recorded during the three months ended September 30, 2024 represents the finalization of the gain on the sale of Alfa Valvole, Srl resulting in a $0.6 million downward adjustment during the third quarter of 2024.

Net Sales

Net sales for the three and nine months ended September 30, 2024 increased 1% and decreased 3%, respectively, as compared to the same prior year periods. Organic net sales for the three and nine months ended September 30, 2024 were flat and decreased 3%, respectively, which reflected lower volumes, largely as a result of continued unfavorable market conditions in the Health & Science Technologies businesses. Price capture across all segments offset lower volumes during the three months ended September 30, 2024, but only partially offset lower volumes for the nine months ended September 30, 2024.

In the three months ended September 30, 2024, net sales decreased 1% domestically and increased 2% internationally. In the nine months ended September 30, 2024, net sales decreased 3% domestically and 3% internationally. Sales to customers outside the U.S. were approximately 50% of total sales in each of the three and nine months ended September 30, 2024 and 2023.

Gross Profit and Gross Margin

Gross profit and gross margin for the three and nine months ended September 30, 2024 were positively impacted by strong price/cost and favorable operational productivity and were negatively impacted by higher employee-related costs, unfavorable mix and lower volume leverage. Gross profit and gross margin for the nine months ended September 30, 2024 were both favorably impacted by lower discretionary spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2024 increased primarily due to the $5.6 million and $11.4 million impact from acquisitions, net of divestitures, including amortization, respectively, as well as higher employee-related costs and increased discretionary spending and transaction expenses as compared to the same prior year periods.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments decreased in the three and nine months ended September 30, 2024 primarily due to lower severance costs compared with the same prior year periods. Severance costs during all periods were incurred in conjunction with cost mitigation efforts as a result of market conditions.

Gain on Sale of Business

During the nine months ended September 30, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.1 million, net of cash remitted, resulting in an initial gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. During the three months ended September 30, 2024, the gain on the sale of Alfa Valvole was finalized, resulting in a downward adjustment to the gain on sale of $0.6 million for a final gain on sale of $4.0 million. During the three and nine months ended September 30, 2023, the Company completed the sale of Micropump, Inc. (“Micropump”) for proceeds of $110.3 million, net of cash remitted, resulting in a pre-tax gain on the sale of $93.8 million. For additional information regarding the divestitures of Alfa Valvole and Micropump, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Other Expense (Income) – Net

Other expense (income) – net decreased in the three months ended September 30, 2024 primarily due to the unfavorable impact of foreign currency transactions as compared to the same prior year periods. Other expense (income) – net for the nine months ended September 30, 2024 benefited from the absence of a $7.7 million credit loss reserve on a note receivable from a collaborative partner that did not reoccur during 2024.

Interest Expense – Net

Interest expense – net for the three and nine months ended September 30, 2024 decreased compared to the same periods in 2023 due to higher interest earned on cash balances in 2024, which increased approximately $3.2 million and $7.0 million, respectively. This benefit was offset by incremental interest expense during the three months ended September 30, 2024 due to a net increase in debt outstanding throughout the period, while the nine months ended September 30, 2024 was further favorably impacted by lower interest expense due to a net decrease in debt outstanding through the period, primarily on the Term Facility.
Income Taxes

The effective tax rate was 22.9% and 21.9% for the three and nine months ended September 30, 2024, respectively, as compared to 20.2% and 21.4% during the same periods in 2023, respectively. One-time discrete tax benefits lowered the effective tax rates during nine months ended September 30, 2024 and both the three and nine months ended September 30, 2023. The three months ended September 30, 2024 did not benefit from these one-time items. For additional information, refer to Note 15, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements.

In October 2021, members of the Organization for Economic Co-operation and Development (“OECD”) and G20 Inclusive Framework on Base Erosion and Profit Shifting agreed to a two-pillar solution to address the tax challenges associated with the digitalization of the economy. In December 2021, the OECD released the Pillar Two Model Rules (“Pillar Two”), which define the global minimum tax and call for the taxation of large corporations at a minimum rate of 15%. Although it is uncertain when and how the rules will be fully enacted into law, based on the Company’s initial assessment, nearly all of the jurisdictions in which the Company operates have an effective tax rate above the 15% threshold. Therefore, the Company does not expect a material impact from the Pillar Two income tax rules.

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

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	FMT	HST	FSDP	Total	FMT	HST	FSDP	Total
Net sales as a percent of total	38%	39%	23%	100%	39%	38%	23%	100%
Adjusted EBITDA(1)	42%	35%	23%	100%	43%	35%	22%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $21.5 million and $72.9 million for the three and nine months ended September 30, 2024, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$168.5	$168.4	—%
International sales	132.3	132.7	—%
Net sales	$300.8	$301.1	—%	2%	(3%)	1%	—
Adjusted EBITDA	98.5	103.6	(5%)	(3%)	(2%)	—	(5%)
Adjusted EBITDA margin	32.8%	34.4%	(160) bps	(170) bps	10 bps	—	(160) bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$522.3	$525.9	(1%)
International sales	411.6	422.1	(2%)
Net sales	$933.9	$948.0	(1%)	—%	(1%)	—%	(1%)
Adjusted EBITDA	311.6	323.9	(4%)	(3%)	(1%)	—%	(4%)
Adjusted EBITDA margin	33.4%	34.2%	(80) bps	(80) bps	—	—	(80) bps

(1) Divestitures included Alfa Valvole, sold in June 2024.

•Organic net sales were positively impacted by price capture during the three and nine months ended September 30, 2024. Volumes were relatively flat during the three months ended September 20,2024 as improvement in the industrial market and strength in water were offset by both a down agriculture cycle and softness in the energy market. During the nine months ended September 30, 2024, lower volumes, driven primarily by softness in agriculture, partially offset the benefit of price capture.
•Excluding the accretive impact of divestitures, Adjusted EBITDA margin for the three and nine months ended September 30, 2024 decreased primarily due to higher employee-related costs, higher discretionary spending and unfavorable mix, partially offset by price/cost. The nine months ended September 30, 2024 were also negatively impacted by lower volumes, which were more than offset by favorable operational productivity.

Health & Science Technologies Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$139.9	$139.2	1%
International sales	171.1	174.0	(2%)
Net sales	$311.0	$313.2	(1%)	(5%)	4%	—	(1%)
Adjusted EBITDA	82.6	84.4	(2%)	(8%)	6%	—	(2%)
Adjusted EBITDA margin	26.5%	26.9%	(40) bps	(90) bps	50 bps	—	(40) bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$420.6	$437.3	(4%)
International sales	504.3	566.4	(11%)
Net sales	$924.9	$1,003.7	(8%)	(10%)	2%	—	(8%)
Adjusted EBITDA	248.2	278.8	(11%)	(14%)	3%	—	(11%)
Adjusted EBITDA margin	26.8%	27.8%	(100) bps	(150) bps	50 bps	—	(100) bps

(1) Acquisitions included Iridian Spectral Technologies acquired in May 2023, STC Material Solutions acquired in December 2023 and Mott acquired in September 2024. Divestitures included Micropump sold in August 2023 and Novotema, SpA sold in December 2023.
•Organic net sales for the three and nine months ended September 30, 2024 were negatively impacted by lower volumes driven by continued broad based market softness in 2024. This decrease was partially offset by price capture.
•Excluding the net accretive impact of acquisitions and divestitures, Adjusted EBITDA margin for the three and nine months ended September 30, 2024 decreased primarily due to lower volume, higher employee-related costs and unfavorable mix, partially offset by price/cost, favorable operational productivity and lower discretionary spending.

Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$88.9	$94.4	(6%)
International sales	99.1	86.2	15%
Net sales	$188.0	$180.6	4%	4%	—	—	4%
Adjusted EBITDA	54.7	52.8	4%	4%	—	—	4%
Adjusted EBITDA margin	29.1%	29.3%	(20) bps	(20) bps	—	—	(20) bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$259.5	$280.5	(7%)
International sales	291.9	259.3	13%
Net sales	$551.4	$539.8	2%	2%	—	—	2%
Adjusted EBITDA	159.9	157.0	2%	2%	—	—	2%
Adjusted EBITDA margin	29.0%	29.1%	(10) bps	(10) bps	—	—	(10) bps

•Organic net sales for the three and nine months ended September 30, 2024 were positively impacted by price capture as compared to the same prior year periods. Key growth initiatives and strength in the aerospace market more than offset the cyclical nature of project sales in our North American dispensing business during the three months ended

September 30, 2024, resulting in higher volumes. Volumes were relatively flat during the nine months ended September 30, 2024 as growth initiatives were mostly offset by lower North American dispensing volumes.
•Adjusted EBITDA margin decreased slightly for the three and nine months ended September 30, 2024. Positive price/cost offset higher employee related costs during both periods. Additionally, unfavorable mix negatively impacted the three months ended September 30, 2024.

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

Mott was acquired during the third quarter of 2024 for cash consideration of $986.2 million, net of cash acquired of $3.1 million. The acquisition was funded using a combination of cash on hand of $211.9 million, borrowings under the Company’s Revolving Facility of $279.3 million, and the net proceeds from the issuance of the 4.950% Senior Notes of $495.0 million. For additional information regarding the borrowings under the Company’s Revolving Facility and the 4.950% Senior Notes, refer to Note 8, “Borrowings,” in the Notes to Condensed Consolidated Financial Statements.

Select key liquidity metrics at September 30, 2024 are as follows:

(In millions)	September 30, 2024
Working capital	$1,113.2
Current ratio	3 to 1
Cash and cash equivalents	$633.2
Cash held outside of the United States	498.2
Revolving Facility capacity	$800.0
Borrowings	360.6
Letters of credit	2.7
Revolving Facility availability	$436.7

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of September 30, 2024 and December 31, 2023:

(In millions)	September 30, 2024	December 31, 2023	Change	Organic Change
Receivables – net	$475.1	$427.8	$47.3	$14.7
Inventories – net	488.2	420.8	67.4	21.4
Less: Trade accounts payable	210.4	179.7	30.7	16.1
Operating working capital	$752.9	$668.9	$84.0	$20.0

Operating working capital increased $84.0 million to $752.9 million at September 30, 2024. Acquisitions, divestitures and foreign currency translation increased Operating working capital by $64.0 million during the nine months ended September 30, 2024. Apart from these items, receivables increased due to strong price capture, which more than offset the impact of lower volumes; inventories increased to support planned production; and accounts payable increased as a result of higher inventory purchases and timing of payments.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In millions)	2024	2023	Change
Net cash flows provided by (used in):
Operating activities	$495.5	$515.7	$(20.2)
Investing activities	(991.8)	(90.0)	(901.8)
Financing activities	606.7	(286.7)	893.4

Operating Activities

Cash flows provided by operating activities decreased $20.2 million in the nine months ended September 30, 2024 as compared to the same prior year period primarily due to lower earnings in 2024 compared to the prior year and higher investments in operating working capital driven by higher inventory purchases to support planned production and increased receivables due to strong price capture, partially offset by lower cash payments including payments for taxes and variable compensation in 2024 compared to the prior year.

Investing Activities

Cash flows used in investing activities increased $901.8 million during the nine months ended September 30, 2024 as compared to the prior year period. The net impact of acquisitions and divestitures increased cash used in investing activities $939.4 million during the nine months ended September 30, 2024 as compared to the same prior year period, primarily related to the acquisition of Mott during the third quarter of 2024. This increase in cash outflows was partially offset by the absence of purchases of marketable securities from the prior year period and lower capital expenditures, which decreased cash used in investing activities by $24.6 million and $18.7 million, respectively, as compared to the prior year period. For additional information on the Company’s acquisition and divestitures, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Cash flows from financing activities increased $893.4 million during the nine months ended September 30, 2024 as compared to the prior year period, primarily due to $774.8 million of net proceeds in connection with the financing of the acquisition of Mott. Additionally, repayments of the Term Facility were $125.0 million lower during the nine months ended September 30, 2024 than in the prior year period. These increases in cash flows were partly offset by slightly higher dividends paid to shareholders, which increased $10.7 million in the nine months ended September 30, 2024 as compared to the prior year period.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash flows provided by operating activities	$495.5	$515.7
Less: capital expenditures	49.6	68.3
Free cash flow	$445.9	$447.4

Cash Requirements

Subsequent Borrowings Activity

During October 2024, the Company repaid $69.1 million of the $360.6 million outstanding under the Revolving Facility as well as the remaining $25.0 million balance outstanding under the Term Facility at September 30, 2024.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $49.6 million and $68.3 million in the first nine months of 2024 and 2023, respectively.

Share Repurchases

There were no share repurchases during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company repurchased 5,400 shares at a cost of $1.1 million. As of September 30, 2024, the amount of share repurchase authorization remaining was $539.7 million. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $153.0 million during the nine months ended September 30, 2024 compared with $142.3 million during the nine months ended September 30, 2023.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2024, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 18.19 to 1 for covenant calculation purposes and the leverage ratio was 2.39 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes and the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings reaffirmed the Company’s corporate credit rating of BBB (stable outlook) in September 2024.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in August 2024.

•Fitch Ratings reaffirmed the Company’s corporate credit rating of BBB+ (stable outlook) in June 2024.

Off-Balance Sheet Arrangements

The Company had $47.0 million of letters of credit as of September 30, 2024, primarily issued as security for insurance and other performance obligations. Of the $47.0 million of letters of credit, only $2.7 million reduced the Company’s borrowing capacity under the Revolving Facility as of September 30, 2024. The Company has restricted cash of $18.1 million as of September 30, 2024, which represents cash held as collateral for standby letters of credit issued by Mott and is required to keep the balance in a separate account for the duration of the letters of credit.

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

All table footnotes can be found at the end of this Non-GAAP Disclosures section.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	FMT	HST	FSDP	IDEX
	Three Months Ended September 30, 2024
Change in net sales	—%	(1%)	4%	1%
Less:
Net impact from acquisitions/divestitures(1)	(3%)	4%	—%	1%
Impact from foreign currency	1%	—%	—%	—%
Change in organic net sales	2%	(5%)	4%	—%

	Nine Months Ended September 30, 2024
Change in net sales	(1%)	(8%)	2%	(3%)
Less:
Net impact from acquisitions/divestitures(1)	(1%)	2%	—%	—%
Impact from foreign currency	—%	—%	—%	—%
Change in organic net sales	—%	(10%)	2%	(3%)

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit	$353.9	$349.6	$1,078.1	$1,110.1
Fair value inventory step-up charges	2.1	1.2	4.6	1.2
Adjusted gross profit	$356.0	$350.8	$1,082.7	$1,111.3

Net sales	$798.2	$793.4	$2,405.9	$2,485.0

Gross margin	44.3%	44.1%	44.8%	44.7%
Adjusted gross margin	44.6%	44.2%	45.0%	44.7%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported net income attributable to IDEX	$119.1	$209.1	$381.8	$487.5
Fair value inventory step-up charges	2.1	1.2	4.6	1.2
Tax impact on fair value inventory step-up charges	(0.5)	(0.3)	(1.0)	(0.3)
Restructuring expenses and asset impairments	3.0	4.1	5.4	8.2
Tax impact on restructuring expenses and asset impairments	(0.7)	(0.9)	(1.3)	(1.8)
Gain on sale of business(2)	0.6	(93.8)	(4.0)	(93.8)
Tax impact on gain of sale of business	—	22.7	—	22.7
Credit loss on note receivable from collaborative partner(3)	—	—	—	7.7
Tax impact on credit loss on note receivable from collaborative partner	—	—	—	(1.6)
Acquisition-related intangible asset amortization	26.5	23.8	75.0	70.6
Tax impact on acquisition-related intangible asset amortization	(6.0)	(5.3)	(17.1)	(15.8)
Adjusted net income attributable to IDEX	$144.1	$160.6	$443.4	$484.6

Reported diluted EPS attributable to IDEX	$1.57	$2.75	$5.02	$6.42
Fair value inventory step-up charges	0.03	0.02	0.06	0.02
Tax impact on fair value inventory step-up charges	—	—	(0.01)	—
Restructuring expenses and asset impairments	0.04	0.06	0.07	0.11
Tax impact on restructuring expenses and asset impairments	(0.01)	(0.01)	(0.02)	(0.03)
Gain on sale of business(2)	0.01	(1.24)	(0.05)	(1.24)
Tax impact on gain of sale of business	—	0.30	—	0.30
Credit loss on note receivable from collaborative partner(3)	—	—	—	0.10
Tax impact on credit loss on note receivable from collaborative partner	—	—	—	(0.02)
Acquisition-related intangible asset amortization	0.35	0.31	0.99	0.93
Tax impact on acquisition-related intangible asset amortization	(0.09)	(0.07)	(0.22)	(0.21)
Adjusted diluted EPS attributable to IDEX	$1.90	$2.12	$5.84	$6.38

Diluted weighted average shares outstanding	75.9	75.9	75.9	75.9

4. Reconciliations of Net Income to Adjusted EBITDA (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported net income	$118.9	$209.0	$381.4	$487.3
Provision for income taxes	35.5	52.8	106.7	132.8
Interest expense – net	10.3	13.7	27.8	40.1
Gain on sale of business(2)	0.6	(93.8)	(4.0)	(93.8)
Depreciation	17.4	14.7	49.9	41.9
Amortization	26.5	23.8	75.0	70.6
Fair value inventory step-up charges	2.1	1.2	4.6	1.2
Restructuring expenses and asset impairments	3.0	4.1	5.4	8.2
Credit loss on note receivable from collaborative partner(3)	—	—	—	7.7
Adjusted EBITDA	$214.3	$225.5	$646.8	$696.0

Adjusted EBITDA Components
FMT	$98.5	$103.6	$311.6	$323.9
HST	82.6	84.4	248.2	278.8
FSDP	54.7	52.8	159.9	157.0
Corporate and other	(21.5)	(15.3)	(72.9)	(63.7)
Total Adjusted EBITDA	$214.3	$225.5	$646.8	$696.0

Net sales	$798.2	$793.4	$2,405.9	$2,485.0

Net income margin	14.9%	26.3%	15.9%	19.6%
Adjusted EBITDA margin	26.9%	28.4%	26.9%	28.0%

(1) Represents the sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture.

(2) Activity recorded in the three months ended September 30, 2024 represents the finalization of the gain on the sale of Alfa Valvole resulting in a $0.6 million downward adjustment during the third quarter of 2024.

(3) Represents a reserve on an investment with a collaborative partner recorded in Other expense (income) – net during the nine months ended September 30, 2023. During the fourth quarter of 2023, the Company converted the promissory note receivable from the collaborative partner to equity, resulting in a cost method investment with zero value.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 14 in Part I, Item 1, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements and such disclosure is incorporated by reference into this Item 1. “Legal Proceedings.”

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2024 to July 31, 2024	—	$—	—	$539,689,117
August 1, 2024 to August 31, 2024	—	—	—	539,689,117
September 1, 2024 to September 30, 2024	—	—	—	539,689,117
Total	—	$—	—	$539,689,117

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

4.1
Fifth Supplemental Indenture, dated as of August 21, 2024, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed August 21, 2024).

4.2	Form of 4.950% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ ABHISHEK KHANDELWAL
Abhishek Khandelwal
Senior Vice President and Chief Financial Officer
Date: October 30, 2024