Form 10-K
period 2024-12-31
IDEX CORP /DE/
filed 2025-02-20
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 28, 2024 closing price of $201.20) held by non-affiliates of IDEX Corporation was $15,227,465,474.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 14, 2025 was 75,784,047.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Table of Contents
Cautionary Statement Under the Private Securities Litigation Reform Act

This annual report on Form 10-K, including the “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and full year 2025 focus and the assumptions underlying these expectations, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior, resource and capital deployment, anticipated trends in end markets including expectations regarding market sector contraction, recovery, stabilization or growth and underlying drivers of such expectations, demand within end markets, availability and sufficiency of cash and financing alternatives, anticipated benefits and restructuring charges related to the Company’s recently initiated organizational changes, the anticipated tax treatment of the Company’s recent acquisitions and the anticipated benefits of the Company’s recent or future acquisitions, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries; the impact of catastrophic weather events, natural disasters and public health threats; economic and political consequences resulting from terrorist attacks and wars; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; cybersecurity incidents; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in countries in which the Company operates; developments with respect to trade policy and existing, new or increased tariffs or other similar measures; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters, and the other risk factors discussed in Item 1A, “Risk Factors” of this annual report on Form 10-K. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

The Company also routinely posts important information for investors on its website at www.idexcorp.com under “Investors.” The Company may use this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD adopted by the United States Securities and Exchange Commission (the “SEC”). Accordingly, investors should monitor the Investor Relations portion of the Company’s website noted above, in addition to following the Company’s press releases, SEC filings, and public conference calls and webcasts. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K.

Table of Contents
PART I

Item 1.        Business.

Overview

IDEX Corporation (“IDEX,” the “Company,” “we,” or “our”) is a global applied solutions provider serving niche markets with mission critical components for everyday life. Substantially all of the Company’s business activities are carried out through over 50 wholly-owned subsidiaries with shared values of Trust, Team and Excellence. IDEX’s diverse family of businesses is committed to making trusted solutions that improve lives and is innovative and inquisitive in its quest to solve customers’ most challenging applied technology problems. These businesses operate with a high degree of autonomy, yet are all united by employing The IDEX Difference, a philosophy of great teams who embrace the 80/20 principle while remaining hyper-focused on serving customers. IDEX was incorporated in Delaware on September 24, 1987.

End Markets and Products

The following table summarizes the percentage of total IDEX sales generated by each end market served:

IDEX Corporation
2024 End Markets
Medical/Dental: 2%
Industrial: 19%
Other: 2%
Aerospace/Defense: 3%
Rescue Tools: 4%
Agriculture: 4%
Chemical: 4%
Paint Dispensing: 5%
Analytical Instruments: 5%
Automotive: 6%
Life Sciences: 6%
Food & Pharma: 6%
Semiconductor: 7%
Water: 8%
Fire Suppression: 9%
Energy: 10%

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

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024			Year Ended December 31, 2023
	FMT	HST	FSDP	FMT	HST	FSDP
Net sales	38%	39%	23%	38%	40%	22%
Adjusted EBITDA(1)	42%	36%	22%	42%	37%	21%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $93.0 million and $84.6 million for the years ended December 31, 2024 and 2023, respectively.

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
Agriculture

FLUID & METERING TECHNOLOGIES SEGMENT

The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services.

The following table summarizes the percentage of total FMT sales generated by each end market served:

Fluid & Metering Technologies 2024 End Markets

Automotive: 1%
Other: 1%
Food & Pharma: 3%
Semiconductor: 5%
Agriculture: 9%
Chemical: 10%
Energy: 18%
Water: 20%
Industrial: 33%

The following discussion describes the reporting units included in the FMT segment:

Pumps. Pumps is a leading manufacturer of positive displacement pumps including rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered original equipment manufacturer pumps, strainers, gear reducers and engineered pump systems. Pumps primarily uses independent distributors to market and sell its products. Pumps is comprised of the following businesses:

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
•Warren Rupp manufactures air and electrically-operated double diaphragm pump products (which includes Sandpiper, Versamatic and Cognito products) used for abrasive and semisolid materials as well as for applications where product degradation is a concern. Warren Rupp products primarily serve the chemical, paint, food processing, electronics, construction, utilities, oil and gas, mining and industrial maintenance markets. Warren Rupp maintains primary operations in Mansfield, Ohio.
•ABEL designs and manufactures highly engineered reciprocating positive displacement pumps used for mine dewatering, back filling, transfer of mine tailings, municipal sledge and wastewater applications in a variety of end markets including mining, power, water and wastewater as well as other general industries. ABEL maintains operations in Büchen, Germany and Mansfield, Ohio and has facilities in Madrid, Spain and Mumbai, India.

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
•Flow Management Devices (“Flow MD”) engineers and manufactures small volume provers that ensure custody transfer accuracy in the oil and gas market. Flow MD maintains operations in Phoenix, Arizona.

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

Agriculture.  Agriculture is a leading supplier of pumps, valves, controllers, fittings and systems used in agricultural and industrial applications. Agriculture consists of the following businesses:

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

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The HST segment designs, produces and distributes a wide range of precision fluidics, positive displacement pumps, powder and liquid processing technologies, drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment and precision photonic solutions, technical ceramics and hermetic sealing products and porous material structures and flow control solutions.

The following table summarizes the percentage of total HST sales generated by each end market served:

Health & Science Technologies
2024 End Markets

Medical/Dental: 4%
Life Sciences: 15%
Aerospace/Defense: 6%
Automotive: 6%
Other: 7%
Industrial: 14%
Energy: 8%
Analytical Instruments: 14%
Food & Pharma: 13%
Semiconductor: 13%

The following discussion describes the reporting units included in the HST segment:

Scientific Fluidics & Optics. Scientific Fluidics & Optics is a global authority in life science fluidics, optics, microfluidics and photonics and the movement of liquids and gases in critical applications, offering a diverse set of technologies, expertise, capabilities and product solutions across numerous market segments. Scientific Fluidics & Optics is comprised of the following businesses:

•IDEX Health & Science (“IH&S”) consists of IH&S Life Science Fluidics, IH&S Life Science Optics and IH&S Microfluidics. The IH&S Life Science Fluidics technology and product portfolio consists of column hardware, degassers, fluidic connections, fluidic manifolds, pumps and pump components, sensors, refractive index detectors, valves and fluidics sub-systems. The IH&S Life Science Optics technology and product portfolio consists of illumination light engines, optical filters, optical subsystems, sensors, cameras and camera imaging objectives. IH&S Microfluidics includes thinXXS Microtechnology, a global leader in developing and producing microfluidic systems, components and consumables serving the point of care diagnostic and digital polymerase chain reaction markets. IH&S serves the life science optics, chromatography, mass spectrometry, in-vitro diagnostics/biotech fluidics and fluidic connections markets. IH&S maintains operations in Bristol, Connecticut; Carlsbad, California; Middleboro, Massachusetts; Oak Harbor, Washington; Rochester, New York; Rohnert Park, California; Zweibrücken, Germany and Saitama, Japan.
•IDEX Materials Science Solutions is comprised of the following:
◦IDEX Optical Technologies consists of Advanced Thin Films, CVI Laser Optics, CVI Infrared Optics and Iridian Spectral Technologies. The technology and product portfolio consists of polarization optics, windows, optical filters, beamsplitters, lenses, waveplates, monolithic, optics, lens assemblies, imaging assemblies, shutters optical subsystems and detector integration. IDEX Optical Technologies specializes in complex coatings on a range of advanced substrates to serve the semiconductor metrology, satellite optical communications, defense, aerospace and remote sensing, additive manufacturing, laser material processing, laser communications, telecommunications and life science markets. The businesses maintain operations in Albuquerque, New Mexico; Longmont, Colorado; Didam, the Netherlands; Whetstone, England; and Ottawa, Canada.
◦Muon Group manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications within the medical, semiconductor, food processing, digital printing and filtration markets. The group includes LouwersHanique, Veco, Millux, Tecan and Atul, which have critical technical expertise in precision and tolerances for different materials, from metals and glass to plastics and ceramics. The business maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset, England; and Pune, India.
◦STC Material Solutions specializes in the design and manufacturing of technical ceramics and hermetic sealing products in mission critical applications within the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. The business maintains operations in St. Albans, Vermont, with additional operations in Santa Ana, California.
•Mott Corporation, acquired in September 2024, specializes in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications within the medical, energy, industrial technology, semiconductor, water and aerospace/defense markets. The business maintains operations in Farmington, Connecticut, with additional operations in Plymouth, Michigan and Binasco, Italy.

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
•FTL Seals Technology specializes in the design and application of high integrity rotary seals, specialty bearings and other custom products for the mining, power generation and marine markets. FTL Seals Technology maintains operations in Leeds, England.

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
•Airtech designs and manufactures a wide range of highly engineered pressure technology products, with a core technology around high performance blowers (2 hp and above) and pneumatic valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Airtech maintains operations in Rutherford, New Jersey and has other manufacturing operations in Linthicum Heights, Maryland; Wilmington, North Carolina; Werneck, Germany and Shenzhen, China.

Material Processing Technologies. Material Processing Technologies provides process equipment and global support service solutions that meet customer specific requirements with a focus in the pharmaceutical, food, battery and chemical markets. Material Processing Technologies is comprised of the following businesses:

•IDEX MPT, Inc., which includes Quadro, Steridose, Fitzpatrick, Microfluidics, and Matcon, maintains operations in Waterloo, Canada; Westwood, Massachusetts; Delran, New Jersey; Evesham, England; Ahmedabad, India and Shanghai, China.
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

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems; engineered stainless steel banding and clamping devices; and precision equipment for dispensing, metering and mixing colorants and paints.

The following table summarizes the percentage of total FSDP sales generated by each end market served:

Fire & Safety/Diversified Products
2024 End Markets

Energy: 1%
Aerospace/Defense: 3%
Industrial: 6%
Automotive: 12%
Fire Suppression: 40%
Rescue Tools: 16%
Paint Dispensing: 22%

The following discussion describes the reporting units included in the FSDP segment:

Fire & Safety.  Fire businesses produce truck-mounted and portable fire pumps, stainless steel and brass valves, monitors, nozzles, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems and mechanical components for the fire and specialty vehicle markets. Safety businesses produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control and jumping cushions for building rescue for the rescue market. Fire & Safety’s customers are original equipment manufacturers as well as public and private fire and rescue organizations. Fire & Safety maintains operations in Ocala, Florida (Class 1 and Hale products); Warwick, England (Godiva products); Wooster and Columbus, Ohio (Akron Brass and Weldon products); Ballendorf, Germany (AWG Fittings products); Shelby, North Carolina (Hurst Jaws of Life® products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products) and Zülpich, Germany (Vetter products).

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

BAND-IT.  BAND-IT is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. BAND-IT products are used for securing exhaust system heat and sound shields, airbags, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling and in numerous other industrial and commercial applications. BAND-IT products primarily serve the automotive, aerospace, energy, utility, municipal, cable management and general industrial markets. BAND-IT maintains operations in Denver, Colorado, with additional operations in Staveley, England and Suzhou, China.

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

Principal competitors of the HST segment are the Thomas division of Ingersoll Rand (with respect to vacuum pumps and compressors); Parker Hannifin (with respect to sealing devices); Valco Instruments Co., Inc. (with respect to connections, degassers and valves); Alluxa, Bekaert, Porvair PLC and the Pall division of Danaher Corporation (with respect to filters); Jenoptik (with respect to optical assemblies in life sciences); and Tecan Trading AG (with respect to the life science fluidics market).

Principal competitors of the FSDP segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps); Holmatro, Inc. (with respect to rescue tools); Corob S.p.A., a unit of Graco Inc. (with respect to dispensing and mixing equipment for the paint industry); and Panduit Corporation and Oetiker Inc. (with respect to stainless steel bands, buckles and clamping systems).

Customers

In 2024, the Company did not have any customers that accounted for more than 3% of net sales. Since the Company serves a wide variety of markets, customer concentrations are not significant.

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

The following table illustrates sales to customers within and outside the U.S. as a percentage of total sales for total IDEX as well as by segment and by reporting unit for the year ended December 31, 2024:

	Domestic	International
FMT	56%	44%
Pumps	57%	43%
Water	58%	42%
Energy	62%	38%
Valves	13%	87%
Agriculture	77%	23%
HST	44%	56%
Scientific Fluidics & Optics	42%	58%
Sealing Solutions	24%	76%
Performance Pneumatic Technologies	76%	24%
Material Processing Technologies	34%	66%
FSDP	48%	52%
Fire & Safety	54%	46%
Dispensing	25%	75%
BAND-IT	54%	46%
IDEX	50%	50%

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

Raw Materials

The Company uses a wide variety of raw materials, which are generally purchased from a large number of independent sources around the world. The Company believes it has an adequate supply of raw materials necessary to meet demand. The Company is exposed to fluctuations in commodity pricing and inflation and attempts to control these impacts through increased prices to customers and various other programs with its suppliers.

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

Inventory and Backlog

The Company is primarily a short cycle business and backlog is not generally considered a significant factor as relatively short delivery periods and rapid inventory turnover are characteristic of most of the Company’s products. Even still, the Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. While backlog was elevated in recent years due to global supply chain constraints, which extended lead times, shifted customer order patterns and resulted in increased inventory to support production, customer destocking efforts beginning in 2023 have resulted in orders stabilizing with backlog and lead times returning to more normalized levels in 2024. The Company remains focused on delivering products and services to customers and continues to actively manage inventory levels. Further, the Company has not historically experienced significant order cancellations and does not expect significant order cancellations in the future.

Government Regulations

Our compliance with federal, state and local laws and regulations, including those related to environmental, international trade, labor and employment, human rights, tax, anti-bribery and competition matters, did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 31, 2024.

Employees

At December 31, 2024, the Company had approximately 9,000 employees. Approximately 4% of its employees are covered by various collective bargaining agreements in the U.S. which will expire at various times between now and June 2028. There are no collective bargaining agreements in the U.S. that will expire in 2025. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.

Human Capital Management

The Company attributes its success to the valuable contributions of its talented workforce and is committed to fostering a work environment where employees can thrive and grow. Our workplaces promote entrepreneurialism and autonomy while providing a strong safety net of benefits, training and personal development. Investments in attracting, retaining and developing great teams enables the Company to accomplish its goals and deliver innovative customer solutions. The Company’s corporate Human Capital strategy is overseen by its Chief Human Resource Officer (“CHRO”). Annually, the CHRO presents a talent review to the Company’s Board of Directors focused on senior leader team development, the human capital strategy action plan and succession planning for senior management. This ensures that the Board of Directors stays informed and aligned on human capital management strategies for business continuity and success.

The Company’s workforce advancement strategy is centered around investments in three pillars: enhancing skills across the entire workforce, leadership development aligned with the Company’s methodology and fostering a premier culture. The Company’s approach to performance management, talent development, talent management and employee engagement helps drive long-term value by providing employees with opportunities to do and be their best both individually and as teams.

As part of our Organizational Talent Cycle process, the Company regularly conducts in-depth talent reviews with business leaders, focusing on workforce teams and culture. We identify “stretch” opportunities to help team members grow within and across business units as opportunities and interest arise, and identify local human capital actions to drive our growth strategy. Employees and leaders engage in ongoing performance and development conversations throughout the year. These discussions cover business and development goals, review progress, recognize accomplishments, provide balanced feedback and identify opportunities for improvement. Open and honest dialogue about performance, development and career growth supports our values of trust, team and excellence, helping us achieve our purpose.

The Company offers agile development solutions to support unique needs, both locally and across the enterprise, driving long-term value. Employees have access to resources designed to build and enhance their skills for success in their current role or future positions, including personalized development plans and local training programs. Each year, the Company invests in a Global Leadership Conference for senior leaders to align on strategic priorities and strengthen core leadership skills. To support our growth strategy and culture, the Company also sponsors accelerated, on-the-job learning opportunities for key leaders through the IDEX Academy’s global leadership development programs. These programs allow emerging leaders from different geographies and business units to practice new leadership behaviors, share best practices, address business challenges and build strong support networks. The Company’s learning curriculum features a mix of instructor-led, self-paced and blended learning solutions, created internally or sourced from external partners, to develop future leaders in accordance with the IDEX leadership methodology. Additionally, in 2024, the Company supported over 150 senior leaders in inclusive change leadership sessions to accelerate the development of high-performing talent and promote a culture of growth.

The Company also enables employee development and growth by offering eligible U.S. employees the opportunity to participate in the Tuition Reimbursement program. Through the program, employees can have certain expenses from secondary educational institutions reimbursed up to $5,250 per year.

The Company prioritizes hiring team members who embrace its team-oriented culture and emphasizes leveraging internal talent, filling many leadership positions from within the Company’s talent pipeline.

A key element of the IDEX Difference is building and engaging great teams. Employee engagement is essential for fostering a premiere culture where everyone can thrive and has an opportunity to do and be their best. We believe our employees are highly engaged, as evidenced by the Company’s annual employee engagement index, which remains above the manufacturing industry average at 81%, as measured by the Company’s employee engagement survey. Additionally, 94% of employees reported they have the knowledge and skills needed to perform their jobs effectively. Key initiatives like the Global Leadership Conference have enhanced senior leaders’ perceptions of learning and development, strengthened support for skill and career growth, and boosted their confidence in achieving their career goals at IDEX.

Diversity, Equity & Inclusion

The Company has always recognized diversity as foundational to creativity and resilience; the three pillars of Innovation, Diversity and Excellence form the acronym that is the Company’s name, IDEX.

In 2024, we continued progress against the strategic roadmap tied to our human capital strategy: (1) completion of local Business Unit Inclusion Plans; (2) delivery of quarterly Inclusive Leadership Training and a two-day enterprise-wise Inclusion Summit to promote leadership skill building for all employees; (3) participation in the Company’s Employee Resource Groups (“ERGs”); and (4) participation in Talent Networks. All offerings, including membership in ERGs, are open to all employees, regardless of their specific background or identity.

IDEX has built a reputation as a respected employer with a welcoming culture, where 78% of employees feel a strong sense of belonging, according to our 2024 employee engagement survey.

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

Further, the Company has conducted pay equity analyses for U.S. employees since 2018 to ensure that employees’ actual pay was substantially similar to their predicted pay. Where appropriate, the Company provided base pay adjustments for employees that were outliers from their predicted pay.

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

The Company also encourages employees enrolled in the U.S. Healthcare Benefit Plan to participate in the third-party operated Wellness Program which provides access to annual biometric screenings and health evaluations. We offer “wellness credits” that can be earned by employees as well as spouses and partners who take advantage of these early detection services offered or engage in healthy challenges and other activities each year. In addition, a number of the business units organize complementary wellness programs, including walking clubs, health fairs and “lunch and learns” with nutritionists for their employees.

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

Name	Age	Years of Service	Position
Eric D. Ashleman	57	16	Chief Executive Officer and President
Abhishek Khandelwal*	48	12	Senior Vice President and Chief Financial Officer
Lisa M. Anderson	48	8	Senior Vice President, General Counsel and Corporate Secretary
Melissa S. Flores	42	14	Senior Vice President and Chief Human Resources Officer
Roopa Unnikrishnan	53	3	Senior Vice President, Strategy and Corporate Development

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

Ms. Unnikrishnan has served as Senior Vice President, Chief Strategy and Innovation Officer since March 2022. Prior to that, Ms. Unnikrishnan served as the Chief Strategy Officer of Vontier from October 2020 to July 2021. From September 2016 to October 2020, Ms. Unnikrishnan was Vice President of Strategy at Harman International. Prior to her time at Harman, Ms. Unnikrishnan led Center10 Consulting and served as Managing Director at Blackrock and Vice President of Corporate Strategy at Pfizer.

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

The Company’s Growth Strategy Includes Acquisitions and Divestitures, and the Company May Not be Able to Make Acquisitions of Suitable Candidates, Integrate Acquisitions Successfully, or Successfully Execute Divestitures.

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

Acquisitions involve numerous risks, including the assumption of unexpected, undisclosed, uninsured or unindemnified liabilities including exposure to litigation, governmental investigations, regulatory exposure or other claims that may be pending or inherited at the time of the acquisition or that may be filed, expanded or commenced thereafter; difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In addition, prior acquisitions have resulted in, and future acquisitions could result in, the incurrence of substantial additional indebtedness and other expenses.

The Company may also seek to divest portions of its business that are not deemed to fit with its strategic plan. Divestitures involve additional risks and uncertainties, such as the ability to sell such businesses on satisfactory terms and within the anticipated time frame, or at all. Any failure to realize the expected benefits of any divestiture transaction could negatively impact the Company and its financial condition, results of operations and cash flow. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, decrease in revenues and earnings associated with the divested business and the diversion of management’s attention from other business concerns. Furthermore, divestitures may also involve continued financial involvement in the divested business, such as through guarantees, indemnities or other financial obligations which could negatively impact the Company and its financial condition, results of operations and cash flow.

The Markets Served by the Company are Highly Competitive and this Competition Could Reduce Sales and Profit Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, technology, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior, may develop methods of more efficiently and effectively providing products and services or may adapt quicker to new technologies or evolving customer requirements. Additionally, the Company’s competitors may adopt new technologies and technological advancements, such as using artificial intelligence and machine learning to pursue new products and approaches more quickly, successfully and effectively than the Company. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, profit margins and overall financial performance.

The Company is Dependent on the Availability of Raw Materials, Parts and Components Used in Its Products and Changes in Supply of, or Price for, Raw Materials, Parts and Components May Materially Adversely Affect the Company.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, increased or new tariffs and other trade barriers, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, public health concerns, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

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

As a global organization, we are also subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. We are required to comply with increasingly complex laws and regulations enacted to protect business and personal data regarding privacy, data protection and data security in the U.S. and other jurisdictions, including the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) as revised and expanded under the California Privacy Rights Act (“CPRA”), as well as new laws governing digital technologies and cybersecurity and increasingly robust contractual requirements on privacy and security. Litigation, governmental investigations and enforcement actions can be costly and interrupt the regular operations of our business, and data breaches or violations of laws regarding privacy, data protection and data security can result in civil and criminal, monetary and non-monetary penalties and damages to our reputation, any of which may adversely affect our business and financial statements. The interpretation and enforcement of existing and new laws and regulations regarding privacy, data protection and data security are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance. As cybersecurity threats continue to evolve and as cybersecurity and data protection laws and regulations continue to develop globally, we expect to expend additional resources to continue to develop our compliance programs, strengthen our information security, data protection, disaster recovery and business continuity measures, and investigate and remediate vulnerabilities.

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

The Company’s cybersecurity defenses may be insufficient to fully mitigate cyber risks and losses related to cybersecurity events, any of which may result in a material adverse effect on the Company and its financial condition or results of operations. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology and cybersecurity standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems, procedures and cybersecurity risk mitigation measures. Given the unpredictability, nature and scope of cybersecurity attacks and incidents, it is possible that potential vulnerabilities could go undetected for an extended period, and it could take considerable time for the Company to obtain full and reliable information as to the extent, amount and type of information and/or systems compromised. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could materially adversely harm our operating results and financial condition.

Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and reputation.

We are in the initial stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we have incorporated or may in the future incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Uncertainty Related to Environmental Regulation, Industry Standards, or Other Risks Associated with a Potential Global Transition to a Lower-Carbon Economy, as well as Physical Risks of Climate Change, Could Adversely Impact the Company’s Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change and the potential global transition to a lower-carbon economy, may result in more international, regional, federal and/or state requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, taxation of or caps on the use of carbon-based energy, limitations or restrictions on water use, limitations or restrictions on the production of single-use plastics, regulations on energy management and waste management and other rules and regulations to address climate change and other environmental risks, which may increase the Company’s expenses and adversely affect its operating results.

We also are or may become subject to increasing sustainability-related reporting requirements. In March 2024, the SEC adopted new rules regarding climate-related disclosures. Though these rules are currently being challenged in legal proceedings and their effectiveness has been stayed by the SEC, these rules, if they become effective, would require public companies to make a wide range of climate-related disclosures. Similarly, the State of California has recently enacted its own legislation requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. We are also subject to the European Union’s Corporate Sustainability Reporting Directive. Complying with such laws and regulations, which may continue to evolve, may impose substantial additional costs and require additional resources, including for third-party attestation to enable the capture, analysis and audit of appropriate data. Any actual or alleged failure to comply with laws and regulations around disclosures could result in fines, penalties and civil liabilities and damages to our reputation.

In addition to changes in regulations or industry standards, a failure by the Company to innovate and adapt products to new markets, changing customer preferences for higher-efficiency products, or increasing scrutiny related to sustainability activities and greenhouse gas emissions could limit sales growth and negatively impact the Company and its financial condition, results of operations and cash flow. At the same time, certain governmental representatives and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations around sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. If our sustainability reporting and practices do not meet the expectations and standards of our stockholders, customers and other stakeholders, our reputation and business activities may be negatively impacted and our appeal to certain investors may be reduced.

The physical risks of climate change are highly uncertain and differ in the geographic regions in which the Company operates. These physical risks, including wildfires, rising sea levels, floods and other extreme weather events, may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. Any future increased worldwide regulatory activity relating to climate change could expand the nature, scope and complexity of matters that the Company is required to control, assess and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company’s operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company’s business, results of operations and financial condition could be adversely impacted.

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

To the extent that any of the foregoing adversely affect the Company and its financial results, they may also have the effect of heightening many of the other risks described in this Item 1A, “Risk Factors” of this annual report, such as those relating to international operations, the Company’s ability to develop new products, the Company’s ability to execute on its growth strategy of acquisitions, the Company’s dependency on raw materials, parts and components, the effects on movements in foreign currency exchange rates on the Company, the effects on the Company that result from declines in commodity prices and the Company’s reliance on labor availability to operate and grow the business.

Risks Related to Economic and Political Conditions

A Slowdown in the U.S. or International Economy Could Materially Adversely Affect the Sales and Profitability of the Company’s Businesses.

In 2024, 50% of the Company’s sales were derived from domestic operations and 50% were derived from international operations. The Company’s largest end markets include industrial, energy, fire suppression, water, semiconductor, food and pharmaceutical, life sciences, automotive, analytical instruments, paint dispensing, chemical, agriculture and rescue tools. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could materially reduce the Company’s sales and profitability.

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
•the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, increased or new tariffs and other trade barriers, including as a result of geopolitical developments (such as escalating tensions in the Middle East) and relations between the United States and China and the United States and Russia and any changes arising as a result of global leadership changes, including the recent United States’ presidential election; and
•geopolitical events, including natural disasters, catastrophic weather events, climate change, public health conditions, including epidemics, pandemics and other outbreaks (such as the global outbreak of the COVID-19 pandemic), political instability or other geopolitical events, including civil or political unrest, terrorism, insurrection or war (including the ongoing war in Russia and Ukraine and the Israel-Hamas war).

Any of these events could have a materially adverse impact on the Company and its operations.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Swiss Franc, Canadian Dollar, British Pound, Indian Rupee, Chinese Renminbi, Swedish Krona, Japanese Yen and Brazilian Real. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Fluctuations in Interest Rates Could Adversely Affect the Company’s Results of Operations and Financial Position.

The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. The Company maintains a Credit Agreement with a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $800 million, which bears interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. A significant increase in Term SOFR or the other rates the Company has agreed to use as an alternative to Term SOFR (should Term SOFR become unavailable) under the Credit Agreement, as amended, would significantly increase the Company’s cost of borrowings. Further, any changes in regulatory standards or industry practices, such as the discontinuation of the use of Term SOFR and/or the transition to alternative benchmark rates may result in the usage of higher interest rates under the Credit Agreement or Revolving Facility, and the Company’s current or future indebtedness may be adversely affected. The Company is also exposed to risks if the U.S. Federal Reserve raises its benchmark interest rate, which may reduce the availability of and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Risks Related to Legal, Accounting and Regulatory Matters

An Unfavorable Outcome of Any Pending Contingencies or Litigation Could Adversely Affect the Company.

The Company and its subsidiaries are currently involved in pending and threatened legal, regulatory and other proceedings incidental to the operation of their businesses. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results and the availability of insurance coverage, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in assumptions, the continued availability of insurance coverage or the effectiveness of the Company’s strategies related to these proceedings. For additional detail related to this risk, see Item 3, “Legal Proceedings” and Note 10, “Commitments and Contingencies” in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

The Company’s total assets includes substantial intangible assets, primarily goodwill and identifiable intangible assets, which primarily result from acquisitions. At December 31, 2024, goodwill and intangible assets totaled $3,251.7 million and $1,284.8 million, respectively. Annually, or when certain events occur that require a more current valuation, the Company assesses whether there has been an impairment in the value of goodwill and identifiable intangible assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill or identifiable intangible assets would adversely impact the Company’s results of operations and net worth. See Note 6, “Goodwill and Intangible Assets” in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.

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

In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. However, the Company operates in certain countries that are recognized as having governmental and commercial corruption. Violations of any of these laws may result in criminal or civil sanctions or penalties, both monetary and non-monetary, increased costs of compliance and/or damage to our reputation, any of which could have a material adverse effect on the Company and its financial condition and results of operations.

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

The Company’s internal Incident Response Policy sets forth specific protocols for cyber or data incident detection, response and recovery. This process includes the assembly of a response team consisting of internal and, as required, external technical and legal experts upon the event of a cyberattack or incident. The Company reviews and updates this process regularly, including by engaging in tabletop exercises to simulate cybersecurity and data breach incidents. The Company maintains global cybersecurity insurance coverage that is reviewed annually for adequacy against operations and information systems.

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

Governance, Oversight and Leadership.

The Board of Directors and the Audit Committee oversee management’s efforts to address cybersecurity and information security risks. Senior management provides the Board of Directors updates on the Company’s cybersecurity program at least once a year, including as part of the Company’s enterprise risk management assessment, and the Audit Committee reviews the cybersecurity program at least twice a year and on an as-needed basis. Such reviews, among other things, include the results of internal and/or external assessments, a review of cybersecurity governance at the management level, and a review of the Company’s cybersecurity program and progress toward various initiatives.

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

The Chief Information Officer (“CIO”), who reports to the Chief Financial Officer, along with members of the corporate and business unit information technology teams, are generally responsible for developing and managing the Company’s cybersecurity programs. Our CIO has over 20 years of experience in various information technology and information security roles, and our information security team is comprised of employees with broad knowledge of cybersecurity issues gained through experience and through training and certifications and includes our Director of Information Security, who has over 20 years of experience leading and managing cybersecurity programs. These individuals, along with other internal and external personnel as needed, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and applicable personnel are informed of known cybersecurity incidents to form the appropriate incident response team and respond accordingly.

Item 2.        Properties.

The Company conducts business at plants and offices that can be owned or leased and located in the U.S. or outside the U.S., with international square footage primarily in Germany (12%), the Netherlands (7%), India (6%), the U.K. (5%), Italy (3%), Canada (3%), China (2%) and Switzerland (2%). Management considers its facilities suitable and adequate for the Company’s operations and believes it has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term, especially given its operational improvement initiatives that usually increase capacity.

A summary of properties used by the Company’s operations as of December 31, 2024 are shown in the following table:

	Square footage (in millions)
		Location		Owned/Leased
	Total	Domestic	International	Owned	Leased
Fluid & Metering Technologies	1.8	1.4	0.4	1.1	0.7
Health & Science Technologies	2.4	1.2	1.2	0.6	1.8
Fire & Safety/Diversified Products	1.1	0.6	0.5	1.0	0.1
Other(1)	0.4	0.1	0.3	0.3	0.1
Total	5.7	3.3	2.4	3.0	2.7

(1) Other includes shared service locations as well as the Company’s executive office, which occupies 40,261 square feet of leased space in Northbrook, Illinois and 16,268 square feet of leased space in Chicago, Illinois.

Item 3.        Legal Proceedings.

The Company and its subsidiaries are party to legal proceedings incidental to the operation of their businesses as described in Note 10 in Part II, Item 8, “Financial Statements and Supplementary Data,” and such disclosure is incorporated by reference into this Item 3, “Legal Proceedings.”

The Company’s threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.

In addition, the Company and eight of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Asbestos-related claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange under the symbol “IEX”. As of February 14, 2025, there were approximately 7,285 stockholders of record of the Company’s common stock and there were 75,784,047 shares outstanding.

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

The Company did not repurchase any common stock during the quarter ended December 31, 2024. As of December 31, 2024, the amount of share repurchase authorization remaining was $539.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	$539,689,117
November 1, 2024 to November 30, 2024	—	—	—	539,689,117
December 1, 2024 to December 31, 2024	—	—	—	539,689,117
Total	—	$—	—	$539,689,117

Performance Graph

The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap 400 Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in the Company’s common stock and each index was $100 on December 31, 2019. Total return values for the Company’s common stock, the S&P 500 Index, S&P Midcap 400 Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

IDEX Corporation
S&P 500 Index
S&P Midcap 400 Industrials Sector Index
Russell 2000 Index
DOLLARS
250
225
200
175
150
125
100
75
12/19
12/20
12/21
12/22
12/23
12/24

	12/19	12/20	12/21	12/22	12/23	12/24
IDEX Corporation	$100.00	$117.20	$140.41	$137.28	$132.08	$128.96
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Midcap 400 Industrials Sector Index	$100.00	$116.49	$149.62	$132.42	$174.04	$197.51
Russell 2000 Index	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93

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

2024 Highlights
(All comparisons are against 2023 unless otherwise noted)

•Net sales of $3,268.8 million, flat overall and down 2% organically*
•Diluted earnings per common share (“EPS”) attributable to IDEX of $6.64, down 15%
•Adjusted diluted EPS attributable to IDEX* of $7.89, down 4%
•Operating cash flow of $668.1 million, down 7%, was 132% of net income, up from 120%
•Free cash flow* of $603.0 million, down 4%, was 101% of adjusted net income*, flat with prior year
•Completed acquisition of Mott Corporation and its subsidiaries (“Mott”) on September 5, 2024 for cash consideration of $986.2 million, net of cash acquired, using a combination of $211.9 million of cash on hand and $774.3 million of debt
•Completed a public offering of $500 million principal amount of 4.950% Senior Notes, due September 2029, as part of the funding for the acquisition of Mott

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable U.S. GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”

During 2024, the Company delivered solid execution amid uncertain macro conditions and continued to deploy capital focused on growth initiatives, including completing the acquisition of Mott, which is the Company’s largest acquisition to date. Net sales reflects the benefit of acquisitions, net of divestitures, and growth in our FSDP segment, which together mostly offset the impact of lower volumes from continued market softness in our HST segment; FMT segment net sales were flat organically. Despite market choppiness, our businesses achieved strong productivity through both net price capture and operational excellence and delivered reported and adjusted diluted earnings per share of $6.64 and $7.89, respectively. We delivered operating cash flow of $668.1 million, which was 132% of net income, and achieved free cash flow conversion of 101% of adjusted net income.

2025 Outlook

Moving into 2025, the majority of our end markets are stable. Our businesses are well-positioned to capitalize on secular growth trends that we expect will emerge following this current period of near-term uncertainty surrounding U.S. trade and economic policy and overall high levels of geopolitical tension.

Within HST, we expect growth driven by demand for new disease therapies and nutrition, global communication satellite network expansion, and energy consumption tied to datacenters. We expect modest growth from key end markets in life science fluidics and optical filters while semiconductor will remain delayed until the second half of the year. Separately, our FMT segment expects its largest area of growth to come from its water businesses while core industrial markets are expected to remain stable. Contributions from these spaces are expected to be tempered by pressured demand in energy and agriculture markets, which are experiencing the most exposure to market cyclicality. Finally, we expect FSDP segment growth will continue to be driven by our fire and safety businesses as North America original equipment manufacturers continue to recover and our integrated systems offerings have increased our content per firetruck.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023. For the discussion related to the consolidated results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.

	Year Ended December 31,		Change
(In millions, except per share amounts)	2024	2023	$	% / bps
Domestic sales	$1,618.1	$1,638.7	$(20.6)	(1%)
International sales	1,650.7	1,635.2	15.5	1%
Net sales	3,268.8	3,273.9	(5.1)	—%
Cost of sales	1,823.6	1,827.0	(3.4)	—%
Gross profit	1,445.2	1,446.9	(1.7)	—%
Gross margin	44.2%	44.2%	n/a	0 bps
Selling, general and administrative expenses	758.7	703.5	55.2	8%
Restructuring expenses and asset impairments	9.3	10.9	(1.6)	(15%)
Operating income	677.2	732.5	(55.3)	(8%)
Gain on sale of businesses - net	(4.0)	(84.7)	80.7	(95%)
Other (income) expense – net	(2.6)	5.2	(7.8)	(150%)
Interest expense - net	44.5	51.7	(7.2)	(14%)
Income before income taxes	639.3	760.3	(121.0)	(16%)
Provision for income taxes	134.7	164.7	(30.0)	(18%)
Effective tax rate	21.1%	21.7%	n/a	(60) bps
Net income attributable to IDEX	$505.0	$596.1	$(91.1)	(15%)
Diluted earnings per common share attributable to IDEX	$6.64	$7.85	$(1.21)	(15%)

Net Sales

Net sales were relatively flat compared to the prior year, reflecting a 2% increase in acquisitions, net of divestitures, offset by a 2% decrease in organic net sales. The decrease in organic net sales was driven by lower volumes as a result of unfavorable market conditions, primarily in the Health & Science Technologies segment, partially offset by price capture across all segments.

Gross Profit and Gross Margin

Gross profit and Gross margin were positively impacted by strong price/cost and were negatively impacted by higher employee-related costs and unfavorable mix. Additionally, Gross profit was positively impacted by the net accretive impact of acquisitions and divestitures, which was more than offset by lower volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the $31.1 million impact from acquisitions, including amortization, net of divestitures, as well as higher employee-related costs and increased discretionary spending and transaction expenses.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments decreased primarily due to lower severance costs. Severance costs during both periods were incurred in conjunction with cost mitigation efforts as a result of market conditions.

Gain on Sale of Businesses - Net

In 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.1 million, net of cash remitted, resulting in a gain on the sale of $4.0 million, net of a release of cumulative foreign currency translation losses of $5.5 million. In 2023, the Company completed the sale of Micropump, Inc. (“Micropump”) for proceeds of $110.3 million, net of cash remitted, which resulted in a pre-tax gain of $93.8 million, and the sale of Novotema, SpA (“Novotema”) for proceeds of $8.3 million, net of cash remitted, which resulted in a loss of $9.1 million. For additional information, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements.

Other (Income) Expense – net

Other (income) expense – net was $2.6 million of income in 2024 compared to $5.2 million of expense in 2023. The change was primarily due to the absence of a $7.7 million credit loss reserve on an investment with a collaborative partner (see Note 3, “Collaborative Investments,” in the Notes to Consolidated Financial Statements for further detail) in 2023 that did not reoccur in 2024.

Interest Expense - Net

Interest expense - net decreased primarily due to higher interest earned on cash balances in 2024, partially offset by incremental interest expense in 2024, including the impact of higher debt outstanding to finance the acquisition of Mott.

Income Taxes

The 2024 effective tax rate was 21.1% as compared with the 2023 effective tax rate of 21.7%. One-time discrete tax benefits lowered the effective tax rate in 2024 and 2023. For additional information, refer to Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements.

In October 2021, members of the Organization for Economic Co-operation and Development (“OECD”) and G20 Inclusive Framework on Base Erosion and Profit Shifting agreed to a two-pillar solution to address the tax challenges associated with the digitalization of the economy. In December 2021, the OECD released the Pillar Two Model Rules (“Pillar Two”), which define the global minimum tax and call for the taxation of large corporations at a minimum rate of 15%. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation, and other countries are in the process of introducing draft legislation to implement the minimum tax directive. Many aspects of Pillar Two became effective January 1, 2025; however, nearly all of the jurisdictions in which IDEX operates have an effective tax rate above the 15% threshold. The Company does not expect a material impact from the Pillar Two income tax rules. We are continuing to monitor legislative developments and evaluate financial results for changes in the expected impact.

Results of Reportable Business Segments

The Company has three reportable segments: FMT, HST and FSDP. For a detailed description of the operations within each segment, please refer to Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Management’s measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

Fluid & Metering Technologies Segment

	Year Ended December 31,			Components of Change
(In millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$693.1	$695.7	—%
International sales	540.1	551.4	(2%)
Net sales	$1,233.2	$1,247.1	(1%)	—%	(1%)	—%	(1%)
Adjusted EBITDA	406.3	416.1	(2%)	(1%)	(1%)	—%	(2%)
Adjusted EBITDA margin	32.9%	33.4%	(50) bps	(40) bps	— bps	(10) bps	(50) bps

(1) Divestitures included Alfa Valvole, sold in June 2024.
•Organic net sales were positively impacted by price capture and targeted growth initiatives, which were offset by lower volumes, driven primarily by softness in agriculture and energy markets. Strength in municipal water markets was muted by softness in the semiconductor capital construction market within our water business.
•Adjusted EBITDA margin decreased primarily due to higher employee-related costs, higher discretionary spending and unfavorable mix, partially offset by strong price/cost and favorable operational productivity, net of lower volume leverage.

Health & Science Technologies Segment

	Year Ended December 31,			Components of Change
(In millions)	2024	2023	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$573.7	$575.5	—%
International sales	724.4	740.9	(2%)
Net sales	$1,298.1	$1,316.4	(1%)	(7%)	6%	—%	(1%)
Adjusted EBITDA	346.8	359.5	(4%)	(10%)	6%	—%	(4%)
Adjusted EBITDA margin	26.7%	27.3%	(60) bps	(70) bps	10 bps	— bps	(60) bps

(1) Acquisitions included Iridian Spectral Technologies acquired in May 2023, STC Material Solutions acquired in December 2023 and Mott acquired in September 2024. Divestitures included Micropump sold in August 2023 and Novotema sold in December 2023.

•Organic net sales were negatively impacted by cyclical market softness in the life sciences and semiconductor markets. This decrease was partially offset by price capture across the segment and targeted growth initiatives within the aerospace/defense market.
•Excluding the net accretive impact of acquisitions and divestitures, Adjusted EBITDA margin decreased primarily due to higher employee-related costs and unfavorable mix, partially offset by price/cost, lower discretionary spending and favorable operational productivity, net of lower volume leverage.

Fire & Safety/Diversified Products Segment

	Year Ended December 31,			Components of Change
(In millions)	2024	2023	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$354.9	$371.9	(5%)
International sales	389.4	346.9	12%
Net sales	$744.3	$718.8	4%	4%	—%	—%	4%
Adjusted EBITDA	214.2	208.6	3%	3%	—%	—%	3%
Adjusted EBITDA margin	28.8%	29.0%	(20) bps	(20) bps	— bps	— bps	(20) bps

•Organic net sales were positively impacted by strong targeted growth initiatives, continued recovery in fire original equipment manufacturer markets and price capture. These increases were partially offset by unfavorable mix due to the cyclical nature of project sales in our North American dispensing business and softer demand in automotive and industrial markets.
•The decrease in Adjusted EBITDA margin was primarily due to higher employee-related costs and unfavorable mix, partially offset by price/cost.

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

Mott was acquired during the third quarter of 2024 for cash consideration of $986.2 million, net of cash acquired of $3.1 million. The acquisition was funded using a combination of cash on hand of $211.9 million, borrowings under the Company’s Revolving Facility of $279.3 million, and the net proceeds of $495.0 million from the issuance of the 4.950% Senior Notes. For additional information regarding the borrowings under the Company’s Revolving Facility and the 4.950% Senior Notes, refer to Note 7, “Borrowings,” in the Notes to Consolidated Financial Statements.

Select key liquidity metrics at December 31, 2024 are as follows:

(In millions)	December 31, 2024
Working capital	$963.0
Current ratio	2.5 to 1
Cash and cash equivalents	$620.8
Cash held outside of the United States	462.7
Revolving Facility capacity	$800.0
Borrowings	269.8
Letters of credit	2.8
Revolving Facility availability	$527.4

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of December 31, 2024 and 2023:

(In millions)	December 31, 2024	December 31, 2023	Change	Organic Change
Receivables – net	$465.9	$427.8	$38.1	$17.0
Inventories – net	429.7	420.8	8.9	(17.7)
Less: Trade accounts payable	197.8	179.7	18.1	8.4
Operating working capital	$697.8	$668.9	$28.9	$(9.1)

Operating working capital increased $28.9 million to $697.8 million at December 31, 2024. Acquisitions, divestitures and foreign currency translation increased Operating working capital by $38.0 million during 2024. Apart from these items, receivables increased due to strong price capture, which more than offset the impact of lower volumes; inventories decreased with lower volumes and targeted actions to lower inventory levels; and accounts payable increased as a result of timing of payments for inventory purchases.

Cash Flow Summary

The following table is derived from the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In millions)	2024	2023	Change
Net cash flows provided by (used in):
Operating activities	$668.1	$716.7	$(48.6)
Investing activities	(1,006.5)	(283.8)	(722.7)
Financing activities	465.9	(344.7)	810.6

Operating Activities

Cash flows provided by operating activities decreased $48.6 million to $668.1 million in 2024 primarily due to lower earnings and the timing of customer deposits and project deliveries as well as larger inventory reductions in the prior year period. Lower cash payments in 2024 compared to the prior year, including payments for taxes, variable compensation and interest, partially mitigated these items.

Investing Activities

Cash flows used in investing activities increased $722.7 million in 2024. The net impact of acquisitions and divestitures increased cash used in investing activities by $746.2 million during 2024 as compared to 2023, primarily related to the acquisition of Mott in 2024. This increase in cash outflows was partially offset by lower capital expenditures, which decreased cash used in investing activities by $24.8 million, as compared to 2023. For additional information on the Company’s acquisition and divestitures, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements.

Financing Activities

Cash flows provided by financing activities increased $810.6 million in 2024 primarily due to $774.3 million of net proceeds in connection with the financing of the acquisition of Mott in 2024, as compared with $100.0 million of net proceeds from borrowings in 2023. Additionally, repayments of long-term borrowings and revolving credit facilities were $130.9 million lower in 2024, and share repurchases were lower by $24.2 million in 2024, which were partly offset by higher dividends paid to shareholders, which increased $14.6 million in 2024.

Free Cash Flow

The Company believes free cash flow, a non-GAAP measure, is an important measure of performance because it provides a measurement of cash generated from operations that is available for payment obligations such as operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock as well as for funding acquisitions and share repurchases. Free cash flow is calculated as cash flows provided by operating activities less capital expenditures. Free cash flow conversion is calculated as free cash flow divided by adjusted net income attributable to IDEX.

The following table reconciles cash flows provided by operating activities to free cash flow:

	Year Ended December 31,
(In millions)	2024	2023
Cash flows provided by operating activities	$668.1	$716.7
Less: capital expenditures	65.1	89.9
Free cash flow	$603.0	$626.8

Reported net income attributable to IDEX	$505.0	$596.1
Adjusted net income attributable to IDEX	598.5	623.6

Operating cash flow as a percent of net income	132%	120%
Free cash flow conversion	101%	101%

Cash Requirements

Contractual Obligations

The Company’s cash requirements under contractual obligations include:
•Borrowings and related interest - See Note 7, “Borrowings,” in the Notes to Consolidated Financial Statements for further detail of the Company’s debt and timing of expected future principal payments.
•Rental payments for leases - See Note 9, “Leases,” in the Notes to Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.
•Purchase obligations - The Company enters into purchase orders with vendors and other parties in the ordinary course of business. As of December 31, 2024, the Company’s purchase obligations, consisting primarily of inventory commitments, totaled approximately $296.8 million, of which $271.1 million is expected to be settled during 2025 and the remainder thereafter.
•Pension and post-retirement medical benefit plans - See Note 17, “Retirement Benefits,” in the Notes to Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.

Subsequent Borrowings Activity

During January 2025, the Company repaid $30.2 million of the $269.8 million outstanding under the Revolving Facility at December 31, 2024.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $65.1 million and $89.9 million in 2024 and 2023, respectively.

Share Repurchases

There were no share repurchases in 2024. The Company repurchased 124,600 shares at a cost of $24.2 million in 2023. As of December 31, 2024, the amount of share repurchase authorization remaining was $539.7 million. During February 2025, the Company repurchased a total of 256,159 shares at a cost of $50.0 million. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Consolidated Financial Statements.

Dividends

The Company increased its quarterly cash dividend by 8% from $0.64 per common share in 2023 to $0.69 per common share in 2024. Total dividend payments to common shareholders were $205.3 million in 2024 compared with $190.7 million in 2023.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2024, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 16.09 to 1 for covenant calculation purposes and the leverage ratio was 2.20 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes and the 4.950% Senior Notes (each defined in Note 7, “Borrowings”); however, all are subject to cross-acceleration provisions. For a discussion of the Company’s Revolving Facility, Term Facility and Senior Notes as well as the associated covenants, refer to Note 7, “Borrowings,” in the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

The Company had $38.1 million of letters of credit as of December 31, 2024, primarily issued as security for insurance and other performance obligations. Of the $38.1 million of letters of credit, only $2.8 million reduced the Company’s borrowing capacity under the Revolving Facility as of December 31, 2024. The Company has restricted cash of $18.1 million as of December 31, 2024, which represents cash held as collateral for standby letters of credit issued by Mott and is required to keep the balance in a separate account for the duration of the letters of credit.

Except as disclosed above, the Company has no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on the Company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The Company believes that the application of the following accounting policy, which is important to its financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of the Company’s accounting policies, including the accounting policy discussed below, see Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets — Goodwill and other intangible assets with indefinite lives, which consists solely of trade names, are not amortized; rather they are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired. The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and indefinite-lived intangible assets for impairment. In assessing goodwill for impairment, the Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach (consisting of a comparable public company multiples methodology) weighted 50%. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. Key assumptions and estimates used in the goodwill impairment assessment are described below. Based on the results of the Company’s annual impairment test at October 31, 2024, all reporting units had fair values substantially in excess of their carrying values.

The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine the fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted cash flows and terminal growth rates. The following assumption ranges were utilized by the Company in 2024 and 2023:

Assumptions	2024 Range	2023 Range
Weighted average cost of capital	9.25% to 9.75%	10.00% to 12.25%
Market multiples	12.0x to 19.0x	10.0x to 20.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

In assessing trade names for impairment, the Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of its trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. Based on the results of the Company’s annual impairment test at October 31, 2024, the trade names had fair values in excess of their carrying values.

The Company’s acquisitions have generally included significant goodwill components and the Company expects to continue to make acquisitions. At December 31, 2024, goodwill and other indefinite-lived intangible assets totaled $3,342.6 million, or 50%, of the Company’s total assets.

See Note 6, “Goodwill and Intangible Assets,” in the Notes to Consolidated Financial Statements for further discussion on goodwill and indefinite-lived intangible assets.

Non-GAAP Disclosures

Set forth below are reconciliations of Organic net sales, Adjusted gross profit, Adjusted gross margin, Adjusted net income attributable to IDEX, Adjusted diluted EPS attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to their respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

Management uses Adjusted EBITDA as its measure of segment performance, and believes it is a useful indicator of the strength and performance of the Company and its segments’ ongoing business operations, as well as a way for investors to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that Adjusted EBITDA margin is useful for the same reason as Adjusted EBITDA. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report also references free cash flow and free cash flow conversion. These non-GAAP measures are discussed and reconciled to their most directly comparable U.S. GAAP measure in the section above titled “Free Cash Flow.”

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

All table footnotes can be found at the end of this Non-GAAP Disclosures section.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	For the Years Ended December 31,
	2024				2023
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Change in net sales	(1%)	(1%)	4%	—%	7%	(2%)	6%	3%
Less:
Net impact from acquisitions/divestitures(1)	(1%)	6%	—%	2%	2%	9%	—%	5%
Impact from foreign currency(2)	—%	—%	—%	—%	—%	—%	—%	—%
Impact from the exit of a COVID-19 testing application(3)	—%	—%	—%	—%	—%	(1%)	—%	(1%)
Change in organic net sales	—%	(7%)	4%	(2%)	5%	(10%)	6%	(1%)

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	For the Years Ended December 31,
	2024	2023
Gross profit	$1,445.2	$1,446.9
Fair value inventory step-up charges	9.6	1.6
Adjusted gross profit	$1,454.8	$1,448.5

Net sales	$3,268.8	$3,273.9

Gross margin	44.2%	44.2%
Adjusted gross margin	44.5%	44.2%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except per share amounts)

	For the Years Ended December 31,
	2024	2023
Reported net income attributable to IDEX	$505.0	$596.1
Fair value inventory step-up charges	9.6	1.6
Tax impact on fair value inventory step-up charges	(2.0)	(0.4)
Restructuring expenses and asset impairments	9.3	10.9
Tax impact on restructuring expenses and asset impairments	(2.2)	(2.5)
Gain on sale of businesses - net	(4.0)	(84.7)
Tax impact on gain on sale of businesses - net	—	22.7
Credit loss on note receivable from collaborative partner(4)	—	7.7
Tax impact on credit loss on note receivable from collaborative partner	—	(1.6)
Acquisition-related intangible asset amortization	107.1	94.9
Tax impact on acquisition-related intangible asset amortization	(24.3)	(21.1)
Adjusted net income attributable to IDEX	$598.5	$623.6

Reported diluted EPS attributable to IDEX	$6.64	$7.85
Fair value inventory step-up charges	0.13	0.02
Tax impact on fair value inventory step-up charges	(0.02)	—
Restructuring expenses and asset impairments	0.12	0.15
Tax impact on restructuring expenses and asset impairments	(0.03)	(0.03)
Gain on sale of businesses - net	(0.05)	(1.12)
Tax impact on gain on sale of businesses - net	—	0.30
Credit loss on note receivable from collaborative partner(4)	—	0.10
Tax impact on credit loss on note receivable from collaborative partner	—	(0.02)
Acquisition-related intangible asset amortization	1.41	1.25
Tax impact on acquisition-related intangible asset amortization	(0.31)	(0.28)
Adjusted diluted EPS attributable to IDEX	$7.89	$8.22

Diluted weighted average shares outstanding	75.9	75.9

4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	For the Years Ended December 31,
	2024	2023
Reported net income	$504.6	$595.6
Provision for income taxes	134.7	164.7
Interest expense – net	44.5	51.7
Gain on sale of businesses - net	(4.0)	(84.7)
Depreciation	68.5	57.2
Amortization	107.1	94.9
Fair value inventory step-up charges	9.6	1.6
Restructuring expenses and asset impairments	9.3	10.9
Credit loss on note receivable from collaborative partner(4)	—	7.7
Adjusted EBITDA	$874.3	$899.6

Adjusted EBITDA Components
FMT	$406.3	$416.1
HST	346.8	359.5
FSDP	214.2	208.6
Corporate and other	(93.0)	(84.6)
Total Adjusted EBITDA	$874.3	$899.6

Net sales	$3,268.8	$3,273.9

Net income margin	15.4%	18.2%
Adjusted EBITDA margin	26.7%	27.5%

(1) Represents the sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture.
(2) The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic net sales, and (b) the period-to-period change in organic net sales after applying prior period foreign exchange rates to the current year period.
(3) The impact to Net sales represents the absence of the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in 2022 that did not reoccur in 2023. See Note 14, “Restructuring Expenses and Asset Impairments,” in the Notes to Consolidated Financial Statements for further detail.
(4) Represents a reserve recorded on an investment with a collaborative partner. See Note 3, “Collaborative Investments,” in the Notes to Consolidated Financial Statements for further detail.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, Canadian Dollar, British Pound, Indian Rupee, Chinese Renminbi, Swedish Krona, Japanese Yen and Brazilian Real. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction (gains) losses for the years ended December 31, 2024, 2023 and 2022 were $(1.0) million, $7.3 million and

$(0.8) million, respectively, and are reported within Other (income) expense – net on the Consolidated Statements of Income. See Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Fluctuations

The Company has interest rate exposure due to $269.8 million of the $1,971.3 million debt outstanding at December 31, 2024 bearing floating rate debt. The Company’s Revolving Facility bears interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. At December 31, 2024, there was $269.8 million outstanding under the Revolving Facility with an interest rate of 3.84%.

Inflation Risk

We source a wide variety of materials and components from a network of global suppliers. While materials are typically available from numerous suppliers, they are subject to price fluctuations, including the impact of new or increased tariffs on imports, which could have a negative impact on our results. We seek to minimize the effects of inflation and changing prices through price increases to maintain reasonable gross margins.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management excluded Mott Corporation from its assessment of internal controls over financial reporting as the acquisition occurred in 2024 (see Note 2, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements for further detail). This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The total assets (excluding goodwill and intangible assets) and net sales of the current year acquisition represented approximately eight percent and two percent, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2024. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded Mott Corporation from its assessment of internal control over financial reporting as this acquisition occurred in the twelve months ended December 31, 2024. The combined total assets (excluding goodwill and intangible assets) and net sales of this acquisition represented approximately eight percent and two percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at this acquired company.

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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 20, 2025

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Net sales	$3,268.8	$3,273.9	$3,181.9
Cost of sales	1,823.6	1,827.0	1,755.0
Gross profit	1,445.2	1,446.9	1,426.9
Selling, general and administrative expenses	758.7	703.5	652.7
Restructuring expenses and asset impairments	9.3	10.9	22.8
Operating income	677.2	732.5	751.4
Gain on sale of businesses – net	(4.0)	(84.7)	(34.8)
Other (income) expense – net	(2.6)	5.2	(3.9)
Interest expense – net	44.5	51.7	40.7
Income before income taxes	639.3	760.3	749.4
Provision for income taxes	134.7	164.7	162.7
Net income	504.6	595.6	586.7
Net loss attributable to noncontrolling interest	0.4	0.5	0.2
Net income attributable to IDEX	$505.0	$596.1	$586.9

Earnings per common share:
Basic earnings per common share attributable to IDEX	$6.66	$7.87	$7.74
Diluted earnings per common share attributable to IDEX	$6.64	$7.85	$7.71

Share data:
Basic weighted average common shares outstanding	75.7	75.6	75.7
Diluted weighted average common shares outstanding	75.9	75.9	76.0

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$504.6	$595.6	$586.7
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	3.1	(7.4)	18.3
Cumulative translation adjustment	(88.2)	87.8	(74.9)
Other comprehensive (loss) income, net of tax	(85.1)	80.4	(56.6)
Comprehensive income	419.5	676.0	530.1
Comprehensive loss attributable to noncontrolling interest	0.4	0.5	0.2
Comprehensive income attributable to IDEX	$419.9	$676.5	$530.3

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$620.8	$534.3
Receivables – net	465.9	427.8
Inventories – net	429.7	420.8
Other current assets	76.3	63.4
Total current assets	1,592.7	1,446.3
Property, plant and equipment – net	460.4	430.3
Goodwill	3,251.7	2,838.3
Intangible assets – net	1,284.8	1,011.8
Other noncurrent assets	155.7	138.5
Total assets	$6,745.3	$5,865.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$197.8	$179.7
Accrued expenses	278.7	271.5
Current portion of long-term borrowings	100.7	0.6
Dividends payable	52.5	48.5
Total current liabilities	629.7	500.3
Long-term borrowings – net	1,859.5	1,325.1
Deferred income taxes	267.2	291.9
Other noncurrent liabilities	194.8	206.7
Total liabilities	2,951.2	2,324.0
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $.01 per share par value
Issued: 90.1 million shares at both December 31, 2024 and 2023	0.9	0.9
Treasury stock at cost: 14.2 million shares at December 31, 2024 and 14.3 million shares at December 31, 2023	(1,170.3)	(1,187.0)
Additional paid-in capital	864.8	839.0
Retained earnings	4,230.2	3,934.3
Accumulated other comprehensive loss	(130.9)	(45.8)
Total shareholders’ equity	3,794.7	3,541.4
Noncontrolling interest	(0.6)	(0.2)
Total equity	3,794.1	3,541.2
Total liabilities and equity	$6,745.3	$5,865.2

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	90.1	$796.5	13.9	$(1,050.3)	$(69.6)	$3,126.5	$2,803.1	$—	$2,803.1
Net income (loss)	—	—	—	—	—	586.9	586.9	(0.2)	586.7
Other comprehensive loss, net of tax	—	—	—	—	(56.6)	—	(56.6)	—	(56.6)
Net issuance of shares of treasury stock (net of tax of $3.1)	—	—	(0.2)	14.1	—	—	14.1	—	14.1
Repurchases of common stock	—		0.8	(148.1)	—	—	(148.1)	—	(148.1)
Share-based compensation	—	21.6	—	—	—	—	21.6	—	21.6
Cash dividends declared - $2.40 per common share	—	—	—	—	—	(181.7)	(181.7)	—	(181.7)
Contributions received from joint venture partner	—	—	—	—	—	—	—	0.5	0.5
Balance, December 31, 2022	90.1	$818.1	14.5	$(1,184.3)	$(126.2)	$3,531.7	$3,039.3	$0.3	$3,039.6
Net income (loss)	—	—	—	—	—	596.1	596.1	(0.5)	595.6
Other comprehensive income, net of tax	—	—	—	—	80.4	—	80.4	—	80.4
Net issuance of shares of treasury stock (net of tax of $2.8)	—	—	(0.3)	21.5	—	—	21.5	—	21.5
Repurchases of common stock	—	—	0.1	(24.2)	—	—	(24.2)	—	(24.2)
Share-based compensation	—	21.8	—	—	—	—	21.8	—	21.8
Cash dividends declared - $2.56 per common share	—	—	—	—	—	(193.5)	(193.5)	—	(193.5)
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	505.0	505.0	(0.4)	504.6
Other comprehensive loss, net of tax	—	—	—	—	(85.1)	—	(85.1)	—	(85.1)
Net issuance of shares of treasury stock (net of tax of $2.7)	—	—	(0.1)	16.7	—	—	16.7	—	16.7
Share-based compensation	—	25.8	—	—	—	—	25.8	—	25.8
Cash dividends declared - $2.76 per common share	—	—	—	—	—	(209.1)	(209.1)	—	(209.1)
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$504.6	$595.6	$586.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of businesses – net	(4.0)	(84.7)	(34.8)
Asset impairments	0.1	0.8	17.4
Credit loss on note receivable from collaborative partner	—	7.7	—
Depreciation	68.5	57.2	50.7
Amortization of intangible assets	107.1	94.9	69.0
Share-based compensation expense	25.8	21.8	21.6
Deferred income taxes	(19.4)	(14.7)	(18.5)
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(16.9)	20.5	(71.7)
Inventories – net	17.6	66.2	(72.4)
Other current assets	(0.1)	(6.5)	(0.5)
Trade accounts payable	8.9	(25.3)	17.6
Deferred revenue	(17.9)	12.7	(25.0)
Accrued expenses	(8.6)	(34.8)	16.6
Other – net	2.4	5.3	0.7
Net cash flows provided by operating activities	668.1	716.7	557.4
Cash flows from investing activities
Capital expenditures	(65.1)	(89.9)	(68.0)
Acquisition of businesses, net of cash acquired	(984.5)	(311.8)	(945.6)
Proceeds from sale of businesses, net of cash remitted	45.1	118.6	49.4
Purchase of marketable securities	—	(29.0)	—
Proceeds from sale of marketable securities	4.5	24.8	39.7
Other – net	(6.5)	3.5	7.3
Net cash flows used in investing activities	(1,006.5)	(283.8)	(917.2)
Cash flows from financing activities
Borrowings under revolving credit facilities	279.3	—	210.4
Payments under revolving credit facilities	(69.1)	—	(135.0)
Proceeds from issuance of long-term borrowings	496.7	100.0	200.0
Payment of long-term borrowings	(50.0)	(250.0)	—
Debt issuance costs	(1.7)	—	—
Cash dividends paid to shareholders	(205.3)	(190.7)	(177.4)
Proceeds from share issuances, net of shares withheld for taxes	16.7	21.5	14.1
Repurchases of common stock	—	(24.2)	(148.1)
Other – net	(0.7)	(1.3)	(1.8)
Net cash flows provided by (used in) financing activities	465.9	(344.7)	(37.8)
Effect of exchange rate changes on cash and cash equivalents	(22.9)	15.9	(27.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	104.6	104.1	(425.2)
Cash and cash equivalents at beginning of year(1)	534.3	430.2	855.4
Cash and cash equivalents and restricted cash at end of year(1)	$638.9	$534.3	$430.2
Supplemental cash flow information
Cash paid for:
Interest	$47.4	$50.8	$37.1
Income taxes - net	171.4	199.5	175.6

(1) Includes $18.1 million of restricted cash at December 31, 2024. The restricted cash has been included in Other current assets in the Consolidated Balance Sheets. There was no restricted cash as of December 31, 2023, December 31, 2022 or December 31, 2021.

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

1.Significant Accounting Policies

Business

IDEX is an applied solutions provider specializing in the manufacturing of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. The Company operates through three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for credit losses, inventory valuation, recoverability of long-lived assets, valuation of goodwill and intangible assets, income taxes, product warranties, contingencies and litigation, insurance-related items, defined benefit retirement plans and purchase accounting related to acquisitions.

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

The majority of the Company’s contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. Some contracts include multiple performance obligations such as a product and related installation, extended warranty, engineering, software and/or maintenance services.

For contracts that require complex design, manufacturing and installation activities, certain performance obligations may not be separately identifiable and, therefore, not distinct. As a result, the entire contract is accounted for as a single performance obligation. For contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. For product sales, each product sold to a customer generally represents a distinct performance obligation. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the relative standalone selling prices of the promised products or services underlying each performance obligation. When available, the observable standalone sales are used in the allocation of the total transaction price, but in certain cases, the Company may be required to estimate the standalone selling price using the expected cost plus margin approach, under which it forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct product or service.

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

When accounting for over-time contracts, the Company generally uses a cost input measure to determine the extent of progress towards completion of the performance obligation. The Company believes this measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Revenue is recognized based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation.

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

Contract liabilities include advance payments, deposits and billings in excess of revenue recognized and are included in deferred revenue which is classified as current or noncurrent based on the timing of when the Company expects to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on the Consolidated Balance Sheets. Advance payments, deposits and billings in excess of revenue represent contract liabilities and are recorded when customers remit contractual cash payments in advance of satisfaction of performance obligations under contractual arrangements, including those with performance obligations satisfied over time. The Company generally receives advance payments from customers related to maintenance services which are recognized ratably over the service term. The Company also receives deposits from customers on certain orders which the Company recognizes as revenue at a point in time. Contract liabilities are derecognized when revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales and are recognized as a period expense during the period in which they are incurred.

Advertising Costs

Advertising costs of $16.9 million, $15.9 million and $14.9 million for 2024, 2023 and 2022, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

Marketable Securities

From time to time, the Company may hold investments in marketable securities, which are recorded in Other current assets in the Consolidated Balance Sheets. These investments are recorded at fair value, with gains and losses, dividends and interest income included in Other (income) expense – net in the Consolidated Statements of Income. See Note 8, “Fair Value Measurements,” for further discussion on the marketable securities held by the Company.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at face amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

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

Impairment of Long-Lived Assets

A long-lived asset is reviewed for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value, as measured by comparing its net book value to the projected undiscounted future cash flows generated by its use. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. A long-lived asset impairment exists when the carrying value of the asset group exceeds its fair value. The amount and timing of the impairment charge for an asset group requires the estimation of future cash flows, which are then discounted to determine the fair value of the asset group. An impaired asset group is recorded at its estimated fair value. Refer to Note 14, “Restructuring Expenses and Asset Impairments,” for further discussion on impairment of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”), requires that the Company review the carrying value of goodwill and indefinite-lived intangible assets annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying value. The Company evaluates the recoverability of these assets as of October 31 based on the estimated fair value of each reporting unit and the indefinite-lived intangible assets. See Note 6, “Goodwill and Intangible Assets,” for further discussion on goodwill and indefinite-lived intangible assets.

Borrowing Expenses

Expenses incurred in securing and issuing debt are capitalized and amortized over the life of the related borrowing and the related amortization is included in Interest expense - net in the Consolidated Statements of Income. Debt issuance costs related to senior notes and term loans are included as a reduction of the carrying amount of the related borrowing. Debt issuance costs related to securing the Company’s Revolving Facility are included in Other noncurrent assets in the Consolidated Balance Sheets.

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

ASC 260, Earnings Per Share (“ASC 260”), concludes that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding shares of restricted stock granted prior to the adoption of the IDEX Corporation 2024 Incentive Award Plan (the “2024 Incentive Award Plan”) are participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method prescribed by ASC 260. Under the 2024 Incentive Award Plan, dividend rights for restricted stock are subject to the same vesting requirements as the underlying restricted stock awards. Consequently, any restricted stock awarded under the 2024 Incentive Award Plan will not be considered participating securities.

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	2024	2023	2022
Basic weighted average common shares outstanding	75.7	75.6	75.7
Dilutive effect of restricted stock, performance share units and stock options	0.2	0.3	0.3
Diluted weighted average common shares outstanding	75.9	75.9	76.0

Share-based payment awards that were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive were as follows:

	2024	2023	2022
Antidilutive shares not included in Diluted EPS attributable to IDEX	0.4	0.2	0.5

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation-Stock Compensation. Accordingly, the Company expenses the fair value of the awards granted under its share-based compensation plans. That cost is recognized in the Consolidated Financial Statements over the requisite service period of the grants. See Note 15, “Share-Based Compensation,” for further discussion on share-based compensation.

Depreciation and Amortization

Property and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over each asset’s estimated useful life. Property and equipment are generally depreciated over the following estimated useful lives:

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

Total engineering expenses, which include research and development as well as application and support engineering, were $111.2 million, $107.5 million and $95.4 million in 2024, 2023 and 2022, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $67.4 million, $68.4 million and $61.4 million in 2024, 2023 and 2022, respectively.

Foreign Currency Translation and Transaction

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date and the income statement amounts have been translated using the average monthly exchange rates for the year. Translation adjustments from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are reported within Other (income) expense – net in the Consolidated Statements of Income. Net transaction (gain) loss for the years ended December 31, 2024, 2023 and 2022 was $(1.0) million, $7.3 million and $(0.8) million, respectively.

Income Taxes

Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities and for loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. See Note 12, “Income Taxes,” for further discussion on income taxes.

Concentration of Credit Risk

The Company is not dependent on a single customer as its largest customer accounted for less than 3% of net sales for all years presented.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures required for reportable segments in the Company’s annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard on a retrospective basis during the year ended December 31, 2024. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, but resulted in additional segment expense disclosures. See Note 13, “Business Segments and Geographic Information,” for further detail.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public entities to disclose, within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of amounts for purchases of inventory, employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement disclosures.

2. Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to the assets and liabilities, have been included in the Company’s Consolidated Balance Sheets from their respective dates of acquisition. The results of operations of businesses acquired have been included in the Company’s Consolidated Statements of Income since their respective dates of acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Consolidated Financial Statements individually or in the aggregate.

The Company makes a preliminary allocation of the purchase price for each acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information, primarily related to the valuations of these assets and liabilities, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price through the completion of the measurement period, which is not to exceed one year from the date of acquisition. Only items that existed as of the acquisition date are considered for subsequent adjustment to the purchase price allocation. Goodwill recognized reflects the strategic fit, revenue and earnings growth potential of the acquired business and its synergies with existing IDEX businesses.

2024 Acquisitions

Mott Corporation

On September 5, 2024, the Company acquired Mott Corporation and its subsidiaries (“Mott”) in a stock acquisition. Mott is a leading microfiltration business specializing in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications. Headquartered in Farmington, Connecticut, Mott operates in the Scientific Fluidics & Optics reporting unit within the Company’s HST segment. Mott was acquired for cash consideration of $986.2 million, net of cash acquired of $3.1 million. The purchase price was funded using a combination of cash on hand of $211.9 million, borrowings under the Company’s Revolving Facility of $279.3 million and net proceeds of $495.0 million from the issuance of the Company’s 4.950% Senior Notes (defined in Note 7, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $483.6 million and $412.8 million, respectively. The goodwill is expected to be primarily deductible for tax purposes.

As of December 31, 2024, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$87.2
Property, plant and equipment	53.7
Goodwill	483.6
Intangible assets	412.8
Other noncurrent assets	14.7
Total assets acquired	1,052.0
Current liabilities	(45.4)
Deferred income taxes	(9.2)
Other noncurrent liabilities	(11.2)
Net assets acquired	$986.2

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$42.0	15
Customer relationships	269.0	14
Unpatented technology	101.8	13
Acquired intangible assets	$412.8

In January 2025, the Company finalized the purchase price of Mott, resulting in a reduction to the purchase price of $4.2 million. Funds were received by the Company in January 2025.

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

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$5.2	15
Customer relationships	27.8	12
Unpatented technology	11.1	11
Acquired intangible assets	$44.1

STC

On December 14, 2023, the Company acquired STC Material Solutions (“STC”) in a stock acquisition. STC specializes in the design and manufacturing of technical ceramics and hermetic sealing products for critical applications in the semiconductor, aerospace and defense, industrial technology, medical technology and energy markets. Headquartered in St. Albans, Vermont, with additional operations in Santa Ana, California, STC operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. STC was acquired for cash consideration of $200.4 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $104.3 million and $92.3 million, respectively. The goodwill is not deductible for tax purposes.

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.7
Property, plant and equipment	12.1
Goodwill	104.3
Intangible assets	92.3
Other noncurrent assets	3.0
Total assets acquired	228.4
Current liabilities	(5.5)
Deferred income taxes	(19.8)
Other noncurrent liabilities	(2.7)
Net assets acquired(1)	$200.4

(1) During the first quarter of 2024, the Company finalized the purchase price of STC, resulting in a $1.6 million downward adjustment to the purchase price of the STC business.

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$9.3	15
Customer relationships	63.0	15
Unpatented technology	20.0	11
Acquired intangible assets	$92.3

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) in a partial stock and partial asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the FMT segment. Nexsight was acquired for cash consideration of $112.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $54.7 million and $49.8 million, respectively. Of the total goodwill balance recognized, $41.9 million was deductible for tax purposes.

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

Acquired intangible assets consist of trade names, customer relationships and software. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$13.5	15
Customer relationships	31.5	10
Software	4.8	5
Acquired intangible assets	$49.8

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

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$7.5	15
Customer relationships	36.0	13
Unpatented technology	8.5	10
Acquired intangible assets	$52.0

Muon Group

On November 18, 2022, the Company acquired the stock of Muon B.V. and its subsidiaries (“Muon Group”). Muon Group manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. Muon Group maintains operations in Hapert, the Netherlands; Eerbeek, the Netherlands; Wijchen, the Netherlands; Dorset, England and Pune, India and operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. Muon Group was acquired for cash consideration of $713.0 million. The purchase price was funded with $342.6 million of cash on hand, $170.4 million of proceeds from the Company’s Revolving Facility and $200.0 million of proceeds from the Company’s Term Facility (defined in Note 7, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $396.6 million and $319.1 million, respectively. The goodwill is not deductible for tax purposes.

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

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$38.3	15
Customer relationships	212.4	13
Unpatented technology	68.4	11
Acquired intangible assets	$319.1

Acquisition-Related Costs

The Company incurred acquisition costs related to completed, pending and potential transactions, including those that ultimately were not completed. These costs were recorded in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The Company also incurred fair value inventory step-up charges associated with completed acquisitions. These costs were recorded in Cost of sales in the Company’s Consolidated Statements of Income. A summary of the acquisition costs and the fair value inventory step-up charges recorded in the years ended December 31, 2024, 2023 and 2022 are presented in the following table:

	2024	2023	2022
Acquisition costs	$10.4	$7.3	$6.8
Fair value inventory step-up charges	9.6	1.6	8.5

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

On June 3, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.1 million, net of cash remitted, resulting in a gain on the sale of $4.0 million, net of a release of cumulative foreign currency translation losses of $5.5 million. There was no income tax impact associated with this transaction in the Consolidated Statements of Income due to the participation exemption of its consolidated group. The results of Alfa Valvole were reported in the Valves reporting unit within the FMT segment through the date of disposition.

On December 29, 2023, the Company completed the sale of Novotema, SpA (“Novotema”) for proceeds of $8.3 million, net of cash remitted, resulting in a loss on the sale of $9.1 million. There was no income tax impact associated with this transaction in the Consolidated Statements of Income due to the participation exemption of its consolidated group. The results of Novotema were reported in the Sealing Solutions reporting unit within the HST segment through the date of disposition.

On August 3, 2023, the Company completed the sale of Micropump, Inc. (“Micropump”) for proceeds of $110.3 million, net of cash remitted, resulting in a pre-tax gain on the sale of $93.8 million. The divestiture resulted in $22.7 million of income tax expense in the Consolidated Statements of Income during the year ended December 31, 2023. Micropump was its own reporting unit and its results were reported within the HST segment through the date of disposition.

On September 9, 2022, the Company completed the sale of Knight LLC (“Knight”) for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million. The divestiture resulted in $5.5 million of income tax expense in the Consolidated Statements of Income during the year ended December 31, 2022. The results of Knight were reported in the Water reporting unit within the FMT segment through the date of disposition.

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

During 2021 and 2022, a subsidiary of IDEX funded a total of $7.2 million in promissory notes as an investment in a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses, which aligns with IDEX’s FSDP segment’s strategic plan. On a quarterly basis, the Company evaluated whether an allowance for credit losses was required for these promissory notes and measured the allowance using the current expected credit loss model. During the second quarter of 2023, IDEX determined that its investment may no longer be recoverable. As a result, IDEX recorded a credit loss of $7.7 million in Other (income) expense – net in the Consolidated Statements of Income and a reserve in Other noncurrent assets on the Consolidated Balance Sheets for the full amount of the principal and accrued interest outstanding. During the fourth quarter of 2023, IDEX converted the promissory notes to equity, resulting in a cost method investment with zero value.

4. Balance Sheet Components

	December 31,
	2024	2023
RECEIVABLES - NET
Customers	$461.0	$419.0
Other	14.7	16.3
Total	475.7	435.3
Less: allowance for credit losses	9.8	7.5
Receivables - net	$465.9	$427.8
INVENTORIES - NET
Raw materials and components parts	$285.5	$268.1
Work in process	34.4	44.5
Finished goods	109.8	108.2
Inventories - net	$429.7	$420.8
PROPERTY, PLANT AND EQUIPMENT - NET
Land and improvements	$30.0	$30.8
Buildings and improvements	268.9	234.7
Machinery, equipment and other	607.9	551.0
Office and transportation equipment	108.6	106.0
Construction in progress	34.9	53.5
Total	1,050.3	976.0
Less: accumulated depreciation and amortization	589.9	545.7
Property, plant and equipment - net	$460.4	$430.3
ACCRUED EXPENSES
Payroll and related items	$105.0	$97.1
Management incentive compensation	14.6	16.4
Income taxes payable	10.1	18.5
Deferred revenue	50.7	55.9
Lease liability	26.1	22.0
Other	72.2	61.6
Accrued expenses	$278.7	$271.5

The valuation and qualifying account activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
ALLOWANCE FOR CREDIT LOSSES
Beginning balance January 1	$7.5	$8.0	$7.2
Charged to costs and expenses, net of recoveries	1.7	0.6	2.2
Utilization	(1.0)	(1.2)	(1.2)
Acquisitions and divestitures	1.8	0.4	0.5
Other adjustments, including foreign currency translation	(0.2)	(0.3)	(0.7)
Ending balance December 31	$9.8	$7.5	$8.0

5. Revenue

Disaggregation of Revenue

The Company has a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. The Company disaggregates revenue from contracts with customers by reporting unit and geographical region for each segment as the Company believes it best depicts how the amount, nature, timing and uncertainty of its revenue and cash flows are affected by economic factors. Revenue, presented as Net sales on the Consolidated Statements of Income, was attributed to geographical region based on the location of the customer. The following tables present revenue disaggregated by reporting unit and geographical region.

Revenue by reporting unit for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Pumps	$408.3	$402.9	$396.5
Water	347.8	345.8	307.8
Energy	207.6	209.3	191.3
Agriculture	146.4	159.6	152.8
Valves	123.1	129.5	118.9
Intersegment elimination	(1.4)	(2.9)	(1.1)
Fluid & Metering Technologies	1,231.8	1,244.2	1,166.2
Scientific Fluidics & Optics(1)	706.1	681.5	639.0
Performance Pneumatic Technologies	237.4	250.0	257.6
Sealing Solutions	232.4	242.3	266.0
Material Processing Technologies	122.2	120.7	138.1
Micropump(2)	—	21.9	38.5
Intersegment elimination	(4.1)	(2.9)	(2.4)
Health & Science Technologies	1,294.0	1,313.5	1,336.8
Fire & Safety	467.2	431.9	400.1
Dispensing	161.3	167.5	167.5
BAND-IT	115.8	119.4	111.6
Intersegment elimination	(1.3)	(2.6)	(0.3)
Fire & Safety/Diversified Products	743.0	716.2	678.9
Net sales	$3,268.8	$3,273.9	$3,181.9

(1) The year ended December 31, 2022 includes the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 14, “Restructuring Expenses and Asset Impairments,” for further detail.

(2) Revenue from Micropump (sold on August 3, 2023) has been included in the Company’s Consolidated Statements of Income through the date of disposition. See Note 2, “Acquisitions and Divestitures,” for further detail.

Revenue by geographical region for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31, 2024
	FMT	HST	FSDP	IDEX
U.S.	$693.1	$573.7	$354.9	$1,621.7
North America, excluding U.S.	68.3	29.9	34.2	132.4
Europe	210.1	408.0	178.4	796.5
Asia	169.7	261.4	139.9	571.0
Other(1)	92.0	25.1	36.9	154.0
Intersegment elimination	(1.4)	(4.1)	(1.3)	(6.8)
Net sales	$1,231.8	$1,294.0	$743.0	$3,268.8

	For the Year Ended December 31, 2023
	FMT	HST	FSDP	IDEX
U.S.	$695.7	$575.5	$371.9	$1,643.1
North America, excluding U.S.	70.3	22.6	33.4	126.3
Europe	213.8	439.9	166.7	820.4
Asia	177.6	249.4	108.5	535.5
Other(1)	89.7	29.0	38.3	157.0
Intersegment elimination	(2.9)	(2.9)	(2.6)	(8.4)
Net sales	$1,244.2	$1,313.5	$716.2	$3,273.9

	For the Year Ended December 31, 2022
	FMT	HST	FSDP	IDEX
U.S.(2)	$660.8	$646.9	$343.3	$1,651.0
North America, excluding U.S.	71.5	25.8	35.3	132.6
Europe(2)	194.6	379.7	160.9	735.2
Asia	157.8	261.3	104.2	523.3
Other(1)	82.6	25.5	35.5	143.6
Intersegment elimination	(1.1)	(2.4)	(0.3)	(3.8)
Net sales	$1,166.2	$1,336.8	$678.9	$3,181.9

(1) Other includes: South America, Middle East, Australia and Africa.

(2) The HST segment includes the acceleration of $17.9 million of previously deferred revenue as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application, of which $9.5 million was recognized in the U.S. and $8.4 million was recognized in Europe in the year ended December 31, 2022. See Note 14, “Restructuring Expenses and Asset Impairments,” for further detail.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue in all years presented.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables – net on the Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	December 31, 2024	December 31, 2023
Billed receivables	$443.2	$408.1
Unbilled receivables	17.8	10.9
Total customer receivables	$461.0	$419.0

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

The composition of deferred revenue was as follows:

	December 31, 2024	December 31, 2023
Deferred revenue - current	$50.7	$55.9
Deferred revenue - noncurrent	13.2	17.3
Total deferred revenue	$63.9	$73.2

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2024 and 2023, by reportable business segment, were as follows:

	FMT	HST	FSDP	Total
Goodwill	$800.9	$1,644.8	$393.0	$2,838.7
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2023	780.2	1,495.0	362.9	2,638.1
Foreign currency translation	6.6	38.6	5.7	50.9
Acquisitions	—	156.7	—	156.7
Measurement period adjustments	(1.8)	5.4	—	3.6
Divestitures	—	(11.0)	—	(11.0)
Balance at December 31, 2023	785.0	1,684.7	368.6	2,838.3
Foreign currency translation	(8.9)	(43.4)	(8.1)	(60.4)
Acquisitions	—	483.6	—	483.6
Measurement period adjustments	—	1.8	—	1.8
Divestitures	(11.6)	—	—	(11.6)
Balance at December 31, 2024	$764.5	$2,126.7	$360.5	$3,251.7

Goodwill represents the purchase price in excess of the net amount assigned to the assets acquired and liabilities assumed and was tested for impairment at each of the Company’s reporting units as determined in accordance with ASC 350 as of October 31, 2024, the Company’s annual impairment test date, with no impairment noted. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing 12 month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the forward looking 2025 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units. In 2024 and 2023, there were no events or circumstances that would have required an interim impairment test.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2024 and 2023:

	At December 31, 2024			At December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.5	$(2.0)	$0.5	$2.7	$(2.0)	$0.7
Trade names	201.4	(60.0)	141.4	171.9	(54.3)	117.6
Customer relationships	1,078.8	(278.7)	800.1	860.7	(228.7)	632.0
Unpatented technology	325.4	(85.1)	240.3	233.5	(66.3)	167.2
Software	15.2	(3.6)	11.6	5.3	(1.9)	3.4
Total amortized intangible assets	1,623.3	(429.4)	1,193.9	1,274.1	(353.2)	920.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,714.2	$(429.4)	$1,284.8	$1,365.0	$(353.2)	$1,011.8

The Banjo and Akron Brass trade names are indefinite-lived intangible assets that were also tested for impairment as of October 31, 2024, with no impairments noted. These indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. In 2024 and 2023, there were no events or circumstances that would have required an interim impairment test.

Amortization of intangible assets was $107.1 million, $94.9 million and $69.0 million in 2024, 2023 and 2022, respectively. Based on the intangible asset balances as of December 31, 2024, expected amortization expense for the years 2025 through 2029 is as follows:

Estimated Amortization
2025	$124.5
2026	122.9
2027	119.3
2028	116.7
2029	107.4

7. Borrowings

Borrowings at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)	$100.0	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	—
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)	269.8	81.0
$200.0 million Term Facility, due November 2027 (the “Term Facility”)	—	50.0
Other borrowings	1.5	2.3
Total borrowings	1,971.3	1,333.3
Less: current portion	100.7	0.6
Less: unamortized debt issuance costs and discount on debt	11.1	7.6
Long-term borrowings	$1,859.5	$1,325.1

Revolving Facility and Term Facility

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

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries and financing of acquisitions. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. During 2024, the Company drew down an aggregate amount of $279.3 million under the Revolving Facility to finance a portion of Company’s acquisition of Mott. The Company repaid the previously outstanding balance of $50.0 million under the Term Facility and $69.1 million under the Revolving Facility in 2024. Additionally, the Company repaid $30.2 million under the Revolving Facility in January 2025.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of Term SOFR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 4.46% and 4.22% for the years ended December 31, 2024 and 2023, respectively. The weighted-average interest rate for borrowings outstanding under the Term Facility was 6.54% and 6.22% for the years ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024, there was $269.8 million outstanding under the Revolving Facility and $2.8 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $527.4 million.

Senior Notes

On August 21, 2024, the Company completed an underwritten public offering of $500.0 million in aggregate principal amount of its 4.950% Senior Notes. The 4.950% Senior Notes bear interest at a rate of 4.950% per annum, which is payable semi-annually in arrears during the first and third quarters of the year, beginning in the first quarter of 2025. The 4.950% Senior Notes will mature on September 1, 2029. The 4.950% Senior Notes are senior, unsecured obligations of the Company and (i) rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness, (ii) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, and (iii) rank effectively subordinated in right of payment to the Company’s future secured indebtedness. The net proceeds from the 4.950% Senior Notes offering were $495.0 million, after deducting the underwriting discount and offering expenses paid by the Company. The Company used the net proceeds from the offering, together with the Revolving Facility borrowings discussed above and cash on hand, to fund the Mott acquisition and pay related fees and expenses.

Inclusive of the 4.950% Senior Notes, at December 31, 2024, the Company has $1.7 billion in senior notes outstanding at various interest rates detailed in the table above (the “Senior Notes”). Interest is payable semi-annually in arrears during the second and fourth quarters of the year for all the Senior Notes except for the 4.950% Senior Notes, which are discussed above. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. Subject to the terms of the respective indenture, the Company may redeem all or a portion of the Senior Notes at any time prior to maturity at the redemption prices set forth in each indenture governing the respective Senior Notes. The terms of the 4.950% Senior Notes, the 2.625% Senior Notes and the 3.00% Senior Notes also require the Company to make an offer to repurchase the 4.950% Senior Notes, the 2.625% Senior Notes and the 3.00% Senior Notes upon a “Change of Control Triggering Event” (as defined in each indenture governing the respective Senior Notes) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The terms of the 3.37% Senior Notes and the 5.13% Senior Notes also require the Company to make an offer to repurchase the 3.37% Senior Notes and the 5.13% Senior Notes upon a change of control (as defined in the note purchase agreement) of the Company at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

Covenants

There are two key financial covenants that the Company is required to maintain in connection with the Credit Agreement and the Senior Notes, excluding the 4.950% Senior Notes, the 3.00% Senior Notes and the 2.625% Senior Notes which have no financial covenants. Those two covenants include a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, as defined within the Credit Agreement, both of which are tested quarterly and in the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. While there are no financial covenants relating to the 4.950% Senior Notes, the 3.00% Senior Notes and the 2.625% Senior Notes, they are subject to cross-acceleration provisions. At December 31, 2024, the Company was in compliance with all covenants under its borrowing arrangements.

Total borrowings at December 31, 2024 have scheduled maturities as follows:

Maturity of Borrowings
2025	$100.7
2026	0.5
2027	270.1
2028	100.0
2029	500.0
Thereafter	1,000.0
Total borrowings	$1,971.3

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2024 and 2023:

	Basis of Fair Value Measurements
	December 31, 2024	December 31, 2023
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$10.6	$10.5
Available-for-sale securities - equities(2)	—	4.4

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Company’s Consolidated Balance Sheets.

(2) The securities are included in Other current assets on the Company’s Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2024 or 2023.

The carrying values of the Company’s other financial instruments (i.e., cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) approximate fair value because of the short-term nature of these instruments.

The following table provides the fair value of the outstanding indebtedness described in Note 7, “Borrowings,” which is based on quoted market prices and current market rates for debt with similar credit risk and maturity, as well as the carrying value. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,855.0	$1,970.1	$1,203.5	$1,332.2

9. Leases

The Company has commitments under operating leases for certain office facilities, warehouses, manufacturing plants, equipment (which includes both office and plant equipment) and vehicles used in its operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company’s finance leases are immaterial.

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

The Company does not have any significant leases that have not yet commenced.

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 was as follows:

	Balance Sheet Caption	December 31, 2024	December 31, 2023
Right-of-Use (“ROU”) Assets:
Building ROU assets - net	Other noncurrent assets	$114.4	$110.7
Equipment ROU assets - net	Other noncurrent assets	10.8	7.6
Total ROU assets - net		$125.2	$118.3
Lease Liabilities:
Current lease liabilities	Accrued expenses	$26.1	$22.0
Noncurrent lease liabilities	Other noncurrent liabilities	101.6	98.1
Total lease liabilities		$127.7	$120.1

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Fixed lease cost(1)	$34.7	$33.0	$30.8
Variable lease cost	3.1	2.7	2.3
Total lease expense	$37.8	$35.7	$33.1

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$34.6	$33.6	$31.7
Right-of-use assets obtained in exchange for new lease liabilities	19.1	29.0	19.0

Other supplemental information related to leases as of December 31, 2024 and 2023 was as follows:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Building and equipment	6.40	7.00
Vehicles	2.69	2.63
Weighted-average discount rate:
Building and equipment	4.07%	3.71%
Vehicles	4.35%	3.43%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at December 31, 2024 have scheduled maturities as follows:

Maturity of Lease Liabilities
2025	$27.6
2026	27.9
2027	22.6
2028	18.5
2029	14.9
Thereafter	35.8
Total lease payments	147.3
Less: Imputed interest	(19.6)
Present value of lease liabilities	$127.7

10. Commitments and Contingencies

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2024	2023	2022
Beginning balance, January 1	$9.1	$8.1	$7.6
Provision for warranties	5.1	5.8	3.0
Claim settlements	(4.1)	(4.7)	(4.1)
Acquisitions and divestitures	3.6	(0.1)	0.3
Other adjustments, including foreign currency translation	(0.1)	—	1.3
Ending balance, December 31	$13.6	$9.1	$8.1

The Company and certain of its subsidiaries are involved in pending and threatened legal, regulatory and other proceedings incidental to the operation of their businesses. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Although the results of such legal proceedings cannot be predicted with certainty, the Company believes that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, results of operations or cash flows.

11. Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. There were no share repurchases during 2024. During 2023, the Company repurchased a total of 124,600 shares at a cost of $24.2 million. During 2022, the Company repurchased a total of 795,423 shares at a cost of $148.1 million. As of December 31, 2024, the amount of share repurchase authorization remaining was $539.7 million. During February 2025, the Company repurchased a total of 256,159 shares at a cost of $50.0 million.

12. Income Taxes

Pretax income for 2024, 2023 and 2022 was taxed in the following jurisdictions:

	2024	2023	2022
U.S.	$377.9	$534.1	$516.5
Foreign	261.4	226.2	232.9
Total	$639.3	$760.3	$749.4

The provision (benefit) for income taxes for 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Current
U.S.	$69.0	$103.8	$102.8
State and local	11.6	13.7	14.5
Foreign	73.5	61.9	63.9
Total current	154.1	179.4	181.2
Deferred
U.S.	(2.6)	(11.1)	(12.2)
State and local	(2.1)	1.7	(1.0)
Foreign	(14.7)	(5.3)	(5.3)
Total deferred	(19.4)	(14.7)	(18.5)
Total provision for income taxes	$134.7	$164.7	$162.7

Deferred tax assets (liabilities) at December 31, 2024 and 2023 were:

	December 31, 2024	December 31, 2023
Allowances and accruals	$21.7	$18.8
Employee and retiree benefit plans	19.4	20.9
Inventories	13.9	10.8
Foreign tax credit and other carryforwards	20.8	14.8
Lease liabilities	26.4	25.8
Right of use assets	(25.1)	(24.7)
Depreciation and amortization	(311.6)	(322.1)
Taxes on undistributed foreign earnings	(14.9)	(21.0)
Other	1.0	0.7
Total gross deferred tax liabilities	(248.4)	(276.0)
Valuation allowance	(17.3)	(14.4)
Total deferred tax liabilities, net of valuation allowances	$(265.7)	$(290.4)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 were:

	December 31, 2024	December 31, 2023
Noncurrent deferred tax asset - Other noncurrent assets	$1.5	$1.5
Noncurrent deferred tax liabilities - Deferred income taxes	(267.2)	(291.9)
Net deferred tax liabilities	$(265.7)	$(290.4)

The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $18.3 million and $14.3 million as of December 31, 2024 and 2023, respectively.

The provision for income taxes differs from the amount calculated by applying the statutory federal income tax rate to pretax income. The calculated amount and the differences for 2024, 2023 and 2022 are shown in the following table:

	2024		2023		2022
Pretax income	$639.3		$760.3		$749.4
Provision for income taxes:
Computed amount at statutory rate of 21%	$134.2	21.0%	$159.7	21.0%	$157.4	21.0%
State and local income tax, net of federal tax benefit	7.3	1.1%	12.6	1.7%	11.4	1.5%
Taxes on non-U.S. earnings, net of foreign tax credits	6.3	1.0%	10.8	1.4%	12.4	1.7%
Global Intangible Low-Taxed Income	—	—%	—	—%	2.0	0.3%
Foreign-Derived Intangible Income Deduction	(9.7)	(1.5%)	(11.3)	(1.5%)	(11.9)	(1.6%)
Share-based payments	(0.7)	(0.1%)	(2.0)	(0.3%)	(2.6)	(0.4%)
Other	(2.7)	(0.4%)	(5.1)	(0.6%)	(6.0)	(0.8%)
Total provision for income taxes	$134.7	21.1%	$164.7	21.7%	$162.7	21.7%

The Company has $73.4 million and $54.9 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2024 and 2023, respectively. No deferred U.S. income taxes have been provided on the $73.4 million of earnings that are considered to be permanently reinvested. The Company does not expect these earnings to incur U.S. taxes when ultimately repatriated other than potentially U.S. federal, state and local taxes on foreign exchange gains or losses recognized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $11.0 million and $8.2 million as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company repatriated $483.8 million, $134.1 million and $199.9 million of foreign earnings, respectively. These actual distributions resulted in no incremental income tax expense other than tax impacts on foreign exchange gains or losses.

The Company did not have significant unrecognized tax benefits in 2024, 2023 and 2022.

As of December 31, 2024, the Company has no remaining unrecognized tax benefits that would affect the Company’s effective tax rate. The tax years 2019-2023 remain open to examination by major taxing jurisdictions. Due to the potential federal, state and foreign examinations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change.

As of December 31, 2024, the Company has minimal deferred tax assets on U.S., non-U.S. and U.S. state net operating loss carryforwards of $0.4 million, $0.4 million and $0.6 million, respectively. The entire balance of net operating losses across jurisdictions, the majority of which relates to acquisitions, is available to be carried forward indefinitely. There is no valuation allowance as it is more likely than not that the net operating losses will be realized.

As of December 31, 2024, the Company has deferred tax assets on non-U.S. capital loss carryforwards of $3.1 million with a full valuation allowance. The non-U.S. capital loss can be carried forward indefinitely.

As of December 31, 2024, the Company has deferred tax assets on non-U.S. disallowed interest expense carryforwards of $2.5 million. The non-U.S. disallowed interest expense carryforwards are available to be carried forward indefinitely. A valuation allowance of $0.6 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

As of December 31, 2024, the Company has deferred tax assets on foreign tax credit carryforwards for U.S. federal tax purposes of approximately $13.6 million with a full valuation allowance. The U.S. federal foreign tax credit carryforward will expire between 2029 and 2034.

13. Business Segments and Geographic Information

IDEX has three operating business segments, which are the same as our reportable business segments: FMT, HST and FSDP. The Company has determined its segments based on how financial information is reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions and allocate resources.

The Company’s CODM is the Chief Executive Officer. The Company’s CODM evaluates the performance of the segments and allocates resources to them based on Adjusted EBITDA. Segment Adjusted EBITDA includes intersegment revenues as well as charges allocating certain corporate overhead costs. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction. Adjusted EBITDA is the Company’s measure of segment performance.

For all segments, the CODM uses Adjusted EBITDA in the annual budgeting and forecasting process. The CODM considers Adjusted EBITDA budget and forecast-to-actual variances when making decisions about the allocation of operating and capital resources to each segment. Adjusted EBITDA is also used in determining the compensation of certain employees.

The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services. FMT serves the general industrial, water and wastewater, energy, chemical, agriculture, semiconductor and food and pharmaceutical markets.

The HST segment designs, produces and distributes a wide range of precision fluidics, positive displacement pumps, powder and liquid processing technologies, drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment and precision photonic solutions, technical ceramics and hermetic sealing products and porous material structures and flow control solutions. HST serves a variety of end markets, including life sciences, general industrial, analytical instruments, semiconductor, food and pharmaceutical, energy, automotive, aerospace/defense and medical/dental markets.

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems, engineered stainless steel banding and clamping devices and precision equipment for dispensing, metering and mixing colorants and paints. FSDP serves the fire suppression, paint dispensing, rescue tools, automotive, general industrial, aerospace/defense and the energy markets.

Financial information for the Company’s reportable business segments is presented below.

	For the Year Ended December 31, 2024
	FMT	HST	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,231.8	$1,294.0	$743.0	$3,268.8	$—	$3,268.8
Intersegment sales	1.4	4.1	1.3	6.8	(6.8)	—
Net sales	1,233.2	1,298.1	744.3	3,275.6	(6.8)	3,268.8
Adjusted segment cost of sales(1)	(639.4)	(769.5)	(411.9)	(1,820.8)	6.8	(1,814.0)
Other segment expenses(2)	(187.5)	(181.8)	(118.2)	(487.5)
Segment Adjusted EBITDA	406.3	346.8	214.2	967.3

	For the Year Ended December 31, 2023
	FMT	HST	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,244.2	$1,313.5	$716.2	$3,273.9	$—	$3,273.9
Intersegment sales	2.9	2.9	2.6	8.4	(8.4)	—
Net sales	1,247.1	1,316.4	718.8	3,282.3	(8.4)	3,273.9
Adjusted segment cost of sales(1)	(650.1)	(783.1)	(400.6)	(1,833.8)	8.4	(1,825.4)
Other segment expenses(2)	(180.9)	(173.8)	(109.6)	(464.3)
Segment Adjusted EBITDA	416.1	359.5	208.6	984.2

	For the Year Ended December 31, 2022
	FMT	HST	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,166.2	$1,336.8	$678.9	$3,181.9	$—	$3,181.9
Intersegment sales	1.1	2.4	0.3	3.8	(3.8)	—
Net sales	1,167.3	1,339.2	679.2	3,185.7	(3.8)	3,181.9
Adjusted segment cost of sales(1)	(623.3)	(738.9)	(388.1)	(1,750.3)	3.8	(1,746.5)
Other segment expenses(2)	(169.8)	(188.5)	(107.2)	(465.5)
Segment Adjusted EBITDA	374.2	411.8	183.9	969.9

(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges.
(2) Other segment expenses consists primarily of selling, general and administrative expenses.

	2024	2023	2022
ADJUSTED EBITDA
Fluid & Metering Technologies	$406.3	$416.1	$374.2
Health & Science Technologies	346.8	359.5	411.8
Fire & Safety/Diversified Products	214.2	208.6	183.9
Segment Adjusted EBITDA	967.3	984.2	969.9
Corporate and other(1)	(93.0)	(84.6)	(85.7)
Interest expense - net	(44.5)	(51.7)	(40.7)
Depreciation	(68.5)	(57.2)	(50.7)
Amortization of intangible assets	(107.1)	(94.9)	(69.0)
Fair value inventory step-up charges	(9.6)	(1.6)	(8.5)
Restructuring expenses and asset impairments	(9.3)	(10.9)	(4.5)
Net impact from the exit of a COVID-19 testing application(2)	—	—	1.1
Gain on sale of businesses - net	4.0	84.7	34.8
Gains on sales of assets	—	—	2.7
Credit loss on note receivable from collaborative partner(3)	—	(7.7)	—
Income before income taxes	$639.3	$760.3	$749.4

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and other.
(2) Represents the acceleration of previously deferred revenue of $17.9 million, net of an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application in the HST segment in 2022 that did not reoccur in 2023 or 2024. See Note 14, “Restructuring Expenses and Asset Impairments,” for further detail.

(3) Represents a reserve recorded on an investment with a collaborative partner in Other (income) expense – net during 2023. During the fourth quarter of 2023, the Company converted the promissory note receivable from the collaborative partner to equity, resulting in a cost method investment with zero value. See Note 3, “Collaborative Investments,” for further detail.

	2024	2023	2022
DEPRECIATION
Fluid & Metering Technologies	$17.3	$14.1	$16.1
Health & Science Technologies	41.2	33.2	25.7
Fire & Safety/Diversified Products	9.0	8.9	8.4
Total Segments	67.5	56.2	50.2
Corporate and other	1.0	1.0	0.5
Total depreciation	$68.5	$57.2	$50.7
AMORTIZATION OF INTANGIBLE ASSETS
Fluid & Metering Technologies	$21.1	$22.7	$20.8
Health & Science Technologies	79.7	65.8	41.6
Fire & Safety/Diversified Products	6.3	6.4	6.6
Total amortization	$107.1	$94.9	$69.0
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$14.8	$24.2	$25.3
Health & Science Technologies	40.1	55.1	32.0
Fire & Safety/Diversified Products	10.2	9.7	10.5
Total Segments	65.1	89.0	67.8
Corporate and other	—	0.9	0.2
Total capital expenditures	$65.1	$89.9	$68.0

	December 31, 2024	December 31, 2023
ASSETS
Fluid & Metering Technologies	$1,609.4	$1,674.7
Health & Science Technologies	4,142.6	3,262.4
Fire & Safety/Diversified Products	794.1	792.6
Total Segments	6,546.1	5,729.7
Corporate and other	199.2	135.5
Total assets	$6,745.3	$5,865.2

Information about the Company’s long-lived assets in different geographical regions as of December 31, 2024 and 2023 is shown below.

	December 31, 2024	December 31, 2023
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$271.7	$219.2
North America, excluding U.S.	20.6	24.0
Netherlands	51.4	61.5
Europe, excluding Netherlands	71.6	76.9
Asia	44.7	48.3
Other(1)	0.4	0.4
Total long-lived assets - net	$460.4	$430.3

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

2024 Initiative

During the year ended December 31, 2024, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of current market conditions and asset impairments.

Pre-tax Restructuring expenses and asset impairments by segment for the 2024 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$2.4	$—	$—	$2.4
Health & Science Technologies	5.8	—	0.1	5.9
Fire & Safety/Diversified Products	0.5	—	—	0.5
Corporate/Other	0.5	—	—	0.5
Total restructuring costs and asset impairments	$9.2	$—	$0.1	$9.3

2023 Initiative

During the year ended December 31, 2023, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of current market conditions, contract termination costs and asset impairments.

Pre-tax Restructuring expenses and asset impairments by segment for the 2023 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.5	$0.6	$0.8	$2.9
Health & Science Technologies	6.4	0.2	—	6.6
Fire & Safety/Diversified Products	0.7	0.2	—	0.9
Corporate/Other	0.5	—	—	0.5
Total restructuring costs and asset impairments	$9.1	$1.0	$0.8	$10.9

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

Pre-tax Restructuring expenses and asset impairments by segment for the 2022 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.9	$0.3	$0.5	$2.7
Health & Science Technologies	1.2	—	16.8	18.0
Fire & Safety/Diversified Products	1.7	—	0.1	1.8
Corporate/Other	0.3	—	—	0.3
Total restructuring costs and asset impairments	$5.1	$0.3	$17.4	$22.8

Restructuring accruals reflected in Accrued expenses in the Company’s Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2023	$1.4
Restructuring expenses(1)	10.1
Payments, utilization and other	(9.4)
Balance at December 31, 2023	2.1
Restructuring expenses(2)	9.2
Payments, utilization and other	(10.4)
Balance at December 31, 2024	$0.9

(1) Excludes $0.8 million of asset impairments related to property, plant and equipment.
(2) Excludes $0.1 million of asset impairments related to property, plant and equipment.

15. Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of restricted stock, performance share units and stock options and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2024 totaled 9.9 million, of which 9.7 million shares were available for future issuance.

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of share-based compensation cost within the Consolidated Statements of Income is consistent with the classification of cash compensation for the same employees.

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. Weighted average stock option fair values and assumptions for the years ended December 31, 2024, 2023 and 2022 are disclosed below:

	Years Ended December 31,
	2024	2023	2022
Weighted average fair value of grants	$63.61	$59.77	$42.66
Dividend yield	1.09%	1.09%	1.14%
Volatility	26.66%	27.14%	25.23%
Risk-free interest rate	4.31%	4.15%	2.01%
Expected life (in years)	4.60	4.50	4.90

The assumptions were determined as follows:

•The Company estimated volatility using its historical share price performance over the expected life of the option.
•The Company uses historical data to estimate the expected life of the option based on IDEX’s own exercise and cancellation history adjusted for current vesting schedules.
•The risk-free interest rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option. The Company presents the spot rate used in the Black Scholes valuation model.
•The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

A summary of the Company’s stock option activity as of December 31, 2024, and changes during the year ended December 31, 2024, are presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2024	983,267	$178.86	6.88	$39.3
Granted	196,870	234.55
Exercised	(128,164)	151.50
Forfeited	(53,117)	204.95
Outstanding at December 31, 2024	998,856	$191.96	6.63	$24.9
Vested and expected to vest at December 31, 2024	969,789	$191.03	6.57	$24.8
Exercisable at December 31, 2024	556,562	$170.62	5.35	$22.5

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2024, 2023 and 2022 was $9.6 million, $14.9 million and $17.4 million, respectively. In 2024, 2023 and 2022, cash received from options exercised was $19.4 million, $26.3 million and $19.3 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $2.0 million, $3.1 million and $3.7 million, respectively.

As of December 31, 2024, there was $9.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to the participants upon vesting of the underlying awards. The sale of the shares is restricted prior to the date of vesting. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2024, and changes during the year ended December 31, 2024, are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	112,891	$193.03
Granted	103,070	211.90
Vested	(24,275)	201.61
Forfeited	(15,695)	211.29
Unvested at December 31, 2024	175,991	$201.27

As of December 31, 2024, there was $15.4 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At December 31, 2024 and 2023, the Company has accrued $4.0 million and $4.2 million, respectively, for cash-settled restricted stock in Accrued expenses in the Consolidated Balance Sheets and has accrued $2.4 million and $2.9 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are paid on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. Dividend equivalents are earned throughout the award period and paid upon vesting of the underlying award for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2024, and changes during the year ended December 31, 2024, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2024	56,655	$217.11
Granted	23,655	229.79
Vested	(17,230)	234.02
Forfeited	(7,685)	209.29
Unvested at December 31, 2024	55,395	$209.29

As of December 31, 2024, there was $4.0 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

Performance Share Units

Beginning in 2013, the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of companies in the S&P 500 Index for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The performance share units are market condition awards, which are assessed at fair value on the date of grant using a Monte Carlo simulation model and are expensed ratably over the three-year term of the awards.

Weighted average performance share unit fair values and assumptions for the years ended December 31, 2024, 2023 and 2022 are disclosed below:

	Years Ended December 31,
	2024	2023	2022
Weighted average fair value of grants	$349.59	$308.18	$235.54
Dividend yield	—%	—%	—%
Volatility	22.23%	27.00%	28.09%
Risk-free interest rate	4.45%	4.37%	1.73%
Expected life (in years)	2.94	2.94	2.93

The assumptions were determined as follows:

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

A summary of the Company’s performance share unit activity as of December 31, 2024, and changes during the year ended December 31, 2024, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	67,455	$265.15
Granted	27,135	349.59
Vested	(9,606)	245.40
Forfeited	(12,159)	258.61
Unvested at December 31, 2024	72,825	$299.87

The performance period for the 2021 grants ended as of January 31, 2024. The 2021 grants achieved a 50% payout factor and the Company issued 9,606 common shares in February 2024 for awards that vested in 2024. The performance period for the 2022 grants ended as of January 31, 2025. The 2022 grants achieved a 65% payout factor and the Company issued 15,530 common shares in February 2025 for awards that vested in 2025.

As of December 31, 2024, there was $3.2 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 year.

Summary of Share-Based Compensation Expense

Total compensation cost related to all share-based awards was as follows:

	Years Ended December 31,
	2024	2023	2022
Stock options expense	$9.8	$9.9	$9.2
Restricted stock expense	8.3	5.7	6.7
Cash-settled restricted stock expense	3.4	3.4	2.7
Performance share units expense	7.7	6.0	6.0
Total pre-tax share-based compensation expense(1)	29.2	25.0	24.6
Income tax benefit	(3.2)	(2.7)	(2.4)
Total share-based compensation expense, net of income taxes	$26.0	$22.3	$22.2

(1) Pre-tax compensation cost is recognized in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income depending on the functional area of the underlying employees. Pre-tax compensation expense of $1.6 million, $1.4 million and $0.9 million was recognized in Cost of sales in the Consolidated Statements of Income during the years ended December 31, 2024, 2023 and 2022, respectively. Pre-tax compensation expense of $27.6 million, $23.6 million, and $23.7 million was recognized in Selling, general and administrative expenses in the Consolidated Statements of Income during the years ended December 31, 2024, 2023 and 2022, respectively.

16. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2022(1)	$(62.2)	$(7.4)	$(69.6)
Other comprehensive (loss) income before reclassification adjustments	(74.9)	24.6	(50.3)
Loss reclassified from Accumulated other comprehensive loss(2)(3)	—	0.5	0.5
Tax impact	—	(6.8)	(6.8)
Net other comprehensive (loss) income(1)	(74.9)	18.3	(56.6)
Balance, December 31, 2022(1)	$(137.1)	$10.9	$(126.2)

Other comprehensive income (loss) before reclassification adjustments	87.8	(8.2)	79.6
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(1.5)	(1.5)
Tax impact	—	2.3	2.3
Net other comprehensive income (loss)(1)	87.8	(7.4)	80.4
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)

Other comprehensive (loss) income before reclassification adjustments	(93.7)	4.8	(88.9)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(1.0)	(1.0)
Amounts reclassified related to divestitures(4)	5.5	—	5.5
Tax impact	—	(0.7)	(0.7)
Net other comprehensive (loss) income(1)	(88.2)	3.1	(85.1)
Balance, December 31, 2024(1)	$(137.5)	$6.6	$(130.9)

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost (benefit). See Note 17, “Retirement Benefits.”
(3) Included in Other (income) expense – net in the Consolidated Statements of Income.
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

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets over the periods described below:

	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$8.9	$88.5	$8.3	$75.7	$17.2	$16.4
Service cost	0.1	1.5	0.1	1.2	0.5	0.4
Interest cost	0.4	2.6	0.4	2.8	0.8	0.8
Benefits paid	(0.8)	(2.2)	(0.7)	(1.4)	(0.8)	(0.9)
Actuarial (gain) loss	(0.3)	0.3	0.4	6.2	(0.7)	0.5
Currency translation	—	(5.3)	—	5.2	(0.2)	—
Settlements	—	(2.5)	—	(3.0)	—	—
Acquisition/Divestiture	—	0.9	—	1.0	—	—
Participant contributions	—	0.9	—	0.9	—	—
Other	—	(0.1)	0.4	(0.1)	—	—
Obligation at December 31	$8.3	$84.6	$8.9	$88.5	$16.8	$17.2
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$4.3	$41.7	$4.7	$37.8	$—	$—
Actual return on plan assets	0.2	6.2	(0.3)	0.9	—	—
Employer contributions	0.4	3.4	0.4	3.3	0.8	0.9
Benefits paid	(0.8)	(2.2)	(0.7)	(1.4)	(0.8)	(0.9)
Currency translation	—	(2.3)	—	3.2	—	—
Settlements	—	(2.5)	—	(3.0)	—	—
Participant contributions	—	0.9	—	0.9	—	—
Other	—	(0.1)	0.2	—	—	—
Fair value of plan assets at December 31	$4.1	$45.1	$4.3	$41.7	$—	$—
Funded status at December 31	$(4.2)	$(39.5)	$(4.6)	$(46.8)	$(16.8)	$(17.2)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Other noncurrent assets	$—	$2.1	$—	$1.5	$—	$—
Accrued expenses	(0.7)	(1.8)	(0.7)	(1.7)	(1.1)	(1.1)
Other noncurrent liabilities	(3.5)	(39.8)	(3.9)	(46.6)	(15.7)	(16.1)
Net asset (liability) at December 31	$(4.2)	$(39.5)	$(4.6)	$(46.8)	$(16.8)	$(17.2)

The pension benefits actuarial gains and losses in 2024 net to zero. The impact of the decrease in discount rates from 2023 to 2024 for the non-U.S. pension schemes was offset by lower inflation in the Eurozone. The U.S. pension actuarial gains generated due to the increase in the discount rates from 2023 to 2024. The larger than expected asset returns have resulted in a net gain on the balance sheet.

The other benefits actuarial gain in 2024 was primarily driven by the increase in the discount rates from 2023 to 2024 with additional gains from updated participant data for the U.S. plans, partially offset by losses from the updated health care trend and claim cost assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $89.4 million and $94.6 million at December 31, 2024 and 2023, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.41%	4.93%	2.91%	3.01%	5.40%	4.90%
Rate of compensation increase	N/A	N/A	2.38%	2.55%	N/A	N/A
Cash balance interest credit rate	N/A	N/A	1.25%	1.43%	N/A	N/A

The pretax amounts recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheets as of December 31, 2024 and 2023 were as follows:

	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost (credit)	$0.1	$(0.3)	$0.2	$(0.4)	$(0.2)	$(0.3)
Net loss (gain)	2.3	(1.8)	2.7	1.8	(8.4)	(8.6)
Total	$2.4	$(2.1)	$2.9	$1.4	$(8.6)	$(8.9)

The components of the net periodic cost (benefit) for the plans in 2024, 2023 and 2022 are as follows:

	Pension Benefits
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$1.5	$0.1	$1.2	$0.1	$1.8
Interest cost	0.4	2.6	0.4	2.8	0.2	1.0
Expected return on plan assets	(0.3)	(1.8)	(0.2)	(1.6)	(0.2)	(1.3)
Settlement gain recognized	—	(0.3)	—	(0.1)	—	—
Net amortization	0.3	(0.1)	0.1	(0.6)	0.3	0.6
Net periodic cost	$0.5	$1.9	$0.4	$1.7	$0.4	$2.1

	Other Benefits
	2024	2023	2022
Service cost	$0.5	$0.4	$0.7
Interest cost	0.8	0.8	0.5
Net amortization	(0.9)	(0.9)	(0.5)
Net periodic cost	$0.4	$0.3	$0.7

The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income depending on the functional area of the underlying employees. All other components of net periodic cost (benefit) are recorded in Other (income) expense – net in the Consolidated Statements of Income.

The assumptions used in determining the net periodic cost (benefit) were as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Discount rate	4.93%	5.17%	2.52%	3.01%	3.75%	1.25%
Expected return on plan assets	5.40%	4.65%	2.63%	4.37%	4.17%	2.87%
Rate of compensation increase	N/A	N/A	N/A	2.55%	2.44%	2.31%

	Other Benefits
	2024	2023	2022
Discount rate	4.90%	5.21%	2.70%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The pretax change recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheet in 2024 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
Net gain in current year	$0.2	$4.1	$0.7
Prior service credit	—	0.1	—
Amortization of prior service credit	—	(0.1)	(0.1)
Amortization of net loss (gain)	0.3	—	(0.8)
Settlement gain recognized	—	(0.3)	—
Exchange rate effect on amounts in other comprehensive income	—	(0.2)	(0.1)
Total	$0.5	$3.6	$(0.3)

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

For measurement purposes, a 6.86% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024. The rate was assumed to decrease gradually each year to a rate of 4.00% for 2047 and remain at that level thereafter.

Costs of defined contribution plans were $17.4 million, $16.8 million and $16.1 million for 2024, 2023 and 2022, respectively.

The Company, through its subsidiaries, participates in a multi-employer pension plan covering approximately 213 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $0.9 million, and $0.8 million for 2024, 2023 and 2022, respectively.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2024 and 2023, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Equity securities	9%	9%	1%	10%
Fixed income securities	79%	79%	25%	22%
Cash/Commingled Funds/Other(1)	12%	12%	74%	68%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2024 and 2023 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2024
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	—	—	—	—
International	0.8	0.8	—	—
Fixed Income
U.S. Intermediate	2.5	—	2.5	—
U.S. Long Term	3.1	—	3.1	—
U.S. High Yield	0.7	—	0.7	—
International	8.2	0.2	8.0	—
Other Commingled Funds(1)	30.0	—	—	30.0
Cash and Equivalents	2.1	2.1	—	—
Other	1.7	—	1.7	—
	$49.3	$3.3	$16.0	$30.0

(1)Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2023
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	2.1	—	2.1	—
International	2.4	0.8	1.6	—
Fixed Income
U.S. Intermediate	2.5	—	2.5	—
U.S. Long Term	3.3	—	3.3	—
U.S. High Yield	0.5	—	0.5	—
International	6.4	0.2	6.2	—
Other Commingled Funds(1)	25.8	—	—	25.8
Cash and Equivalents	1.1	0.6	0.5	—
Other	1.7	—	1.7	—
	$46.0	$1.8	$18.4	$25.8

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

The investment objective of the UK plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn a target return of UK Gilts plus approximately 1.3% per year. The general asset allocation guidelines for plan assets are that “fixed income” obligations, including cash, will constitute 100% of the market value of total fund assets.

The term “equities” includes common stock, while the term “fixed income” includes obligations with contractual payments and a specific maturity date. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using an appointed professional independent advisor. As of December 31, 2024, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $3.7 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2025. The Company also expects to contribute approximately $17.1 million to its defined contribution plan in 2025 using cash on hand.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows:

Estimated Future Benefits
2025	$7.4
2026	6.5
2027	6.8
2028	6.5
2029	7.0
2030 to 2034	32.2

18.    Subsequent Events

During the first quarter of 2025, the Company initiated organizational changes, primarily designed to connect scalable groups of businesses and strategically shift away from strictly vertical organizations towards more efficient horizontal frameworks. Additionally, we eliminated layers in select areas. These changes are expected to enable the Company to self-fund more growth resources, increase sourcing productivity, improve agility and speed of decision making and position the Company closer to the customer for maximum impact. These actions are expected to result in approximately $21 million to $25 million of restructuring charges for severance related to employee reductions in 2025.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting appearing on page 36 of this report is incorporated into this Item 9A by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors”; “Board Committees”; and “Corporate Governance” in the 2025 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Information about Our Executive Officers.”

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

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11.        Executive Compensation.

Information under the heading “Executive Compensation” in the 2025 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Security Ownership” in the 2025 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plans as of December 31, 2024 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	1,247,052	$191.96	9,719,183
Equity compensations plans not approved by the Company’s stockholders	—	—	—

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information under the headings, “Corporate Governance” and “Board Committees” in the 2025 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.

Information under the heading “Principal Accountant Fees and Services” in the 2025 Proxy Statement is incorporated into this Item 14 by reference.

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

3.1
Restated Certificate of Incorporation of IDEX Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

3.2
Second Amended and Restated Bylaws of IDEX Corporation, effective as of October 24, 2022 (incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended September 30, 2022)

4.1
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed December 7, 2010)

4.2
Third Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of April 29, 2020, (as to 3.00% Senior Notes due 2030) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed April 29, 2020)

4.3
Fourth Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of May 28, 2021, (as to 2.625% Senior Notes due 2031) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed May 28, 2021)

4.4
Fifth Supplemental Indenture between IDEX Corporation and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee, dated as of August 21, 2024, (as to 4.950% Senior Notes due 2029) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed August 21, 2024).

4.5
Note Purchase Agreement, dated June 13, 2016, between IDEX Corporation and the Purchasers listed in Schedule A thereto (incorporated by reference in Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed June 15, 2016)

4.6
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

4.7	Description of Securities (incorporated by reference to Exhibit No. 4.5 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.1**	IDEX Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 7, 2024)

10.2**
Revised and Restated IDEX Corporation Management Incentive Compensation Plan for Key Employees Effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended June 30, 2023)

10.3**
IDEX Corporation Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.4**
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

10.6**
Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.30 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2010)

10.7**
IDEX Corporation Supplemental Executive Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2010)

10.8**
Letter Agreements between IDEX Corporation and Eric Ashleman, dated January 14, 2008 and February 12, 2014 (incorporated by reference to Exhibit No. 10.14 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.9**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.10**
Form of IDEX Corporation Restricted Stock Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.11**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled effective February 2015 (incorporated by reference to Exhibit No. 10.19 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.12**
Form of IDEX Corporation Performance Share Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.20 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.13**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors effective February 2015 (incorporated by reference to Exhibit No. 10.21 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.14**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.15**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.23 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.16**
Letter Agreement between IDEX Corporation and Eric D. Ashleman, dated January 21, 2021 (incorporated by reference to Exhibit 10.18 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2020)

10.17**
Amendment to Letter Agreement dated February 12, 2014, between IDEX Corporation and Eric D. Ashleman, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017)

10.18**
Form of IDEX Corporation Performance Share Unit Award Agreement - Stock Settled, effective February 2018 (incorporated by reference to Exhibit 10.26 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.19**
Form of IDEX Corporation Restricted Stock Award Agreement, effective February 2018 (incorporated by reference to Exhibit 10.27 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.20**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors, effective February 2018 (incorporated by reference to Exhibit 10.28 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.21**
Form of IDEX Corporation Performance Share Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.29 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.22**
Form of IDEX Corporation Stock Option Agreement, effective February 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.23**
Form of IDEX Corporation Stock Option Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.24**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.32 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.25**
Form of IDEX Corporation Restricted Stock Unit Award Agreement, effective December 2015 (incorporated by reference to Exhibit 10.33 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.26**
Form of IDEX Corporation Confidential Information, Work Product and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.27
Amended and Restated Credit Agreement, dated as of November 1, 2022, which amends and restates the Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., and Bank of China, Chicago Branch, as co-documentation agents and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of IDEX Corporation filed on November 2, 2022)

10.28**
IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2020 (incorporated by reference to Exhibit 10.35 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.29**
Letter Agreement between IDEX Corporation and Melissa S. Flores, dated as of January 7, 2021 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2022)

10.30**
Letter Agreement between IDEX Corporation and Lisa M. Anderson, dated as of February 16, 2022 (incorporated by reference to Exhibit 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2022)

10.31**
Letter Agreement between IDEX Corporation and Abhishek Khandelwal, dated as of October 19, 2023 (incorporated by reference to Exhibit 10.30 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2023)

19*	IDEX Insider Trading Policy

21*	Subsidiaries of IDEX

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

32.1***	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2***	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

97
IDEX Corporation Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2023)

*,****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the three years ended December 31, 2024, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, (iv) the Consolidated Statements of Equity for the three years ended December 31, 2024, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2024, and (vi) Notes to Consolidated Financial Statements.

*,****104	Cover Page Interactive Data File (Formatted Inline XBRL and contained in Exhibit 101)

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

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC D. ASHLEMAN	Chief Executive Officer, President and Director (Principal Executive Officer)
Eric D. Ashleman		February 20, 2025

/s/ ABHISHEK KHANDELWAL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Abhishek Khandelwal		February 20, 2025

/s/ ALLISON S. LAUSAS	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allison S. Lausas		February 20, 2025

/s/ MARK A. BECK	Director
Mark A. Beck		February 20, 2025

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 20, 2025

/s/ ALEJANDRO QUIROZ CENTENO	Director
Alejandro Quiroz Centeno		February 20, 2025

/s/ CARL R. CHRISTENSON	Director
Carl R. Christenson		February 20, 2025

/s/ LAKECIA N. GUNTER	Director
Lakecia N. Gunter		February 20, 2025

/s/ KATRINA L. HELMKAMP	Non-Executive Chair of the Board and Director
Katrina L. Helmkamp		February 20, 2025

/s/ DAVID C. PARRY	Director
David C. Parry		February 20, 2025

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 20, 2025

/s/ L. PARIS WATTS-STANFIELD	Director
L. Paris Watts-Stanfield		February 20, 2025