Form 10-Q
period 2025-03-31
IDEX CORP /DE/
filed 2025-05-01
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 25, 2025: 75,544,606.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and the assumptions underlying these expectations, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior, resource and capital deployment, the Company’s ability to adapt to macroeconomic challenges and anticipated adaptability of resource deployment, anticipated impacts of tariffs and global trade policies, the Company’s future market positioning, anticipated trends in end markets, including expectations regarding market sector contraction, recovery, stabilization or growth and underlying drivers of such expectations, expectations regarding future order volumes and order patterns, demand within end markets, availability and sufficiency of cash and financing alternatives, anticipated benefits and restructuring charges related to the Company’s organizational changes, the anticipated tax treatment of the Company’s recent acquisitions, the anticipated benefits of the Company’s recent or future acquisitions, anticipated growth initiatives and expansions and the anticipated benefits of the Company’s productivity and cost containment efforts, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries; the impact of severe weather events, natural disasters and public health threats; economic and political consequences resulting from terrorist attacks and wars; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; cybersecurity incidents; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in countries in which the Company operates; developments with respect to trade policy and existing, new or increased tariffs or other similar measures; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the United States Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$814.3	$800.5
Cost of sales	445.4	443.1
Gross profit	368.9	357.4
Selling, general and administrative expenses	209.4	195.1
Restructuring expenses and asset impairments	17.5	1.1
Operating income	142.0	161.2
Other expense (income) – net	1.4	(2.7)
Interest expense – net	16.1	9.4
Income before income taxes	124.5	154.5
Provision for income taxes	29.1	33.2
Net income	95.4	121.3
Net loss attributable to noncontrolling interest	0.1	0.1
Net income attributable to IDEX	$95.5	$121.4

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.26	$1.60
Diluted earnings per common share attributable to IDEX	$1.26	$1.60

Share data:
Basic weighted average common shares outstanding	75.7	75.7
Diluted weighted average common shares outstanding	75.8	75.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$95.4	$121.3
Other comprehensive income (loss):
Pension and other postretirement adjustments, net of tax	(0.2)	(0.1)
Cumulative translation adjustment	53.9	(64.3)
Other comprehensive income (loss), net of tax	53.7	(64.4)
Comprehensive income	149.1	56.9
Comprehensive loss attributable to noncontrolling interest	0.1	0.1
Comprehensive income attributable to IDEX	$149.2	$57.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$594.1	$620.8
Receivables – net	482.6	465.9
Inventories – net	466.3	429.7
Other current assets	83.7	76.3
Total current assets	1,626.7	1,592.7
Property, plant and equipment – net of accumulated depreciation of $611.8 and $589.9 at March 31, 2025 and December 31, 2024, respectively	459.6	460.4
Goodwill	3,286.7	3,251.7
Intangible assets – net	1,268.3	1,284.8
Other noncurrent assets	153.8	155.7
Total assets	$6,795.1	$6,745.3
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$208.3	$197.8
Accrued expenses	274.6	278.7
Current portion of long-term borrowings	100.7	100.7
Dividends payable	—	52.5
Total current liabilities	583.6	629.7
Long-term borrowings – net	1,839.1	1,859.5
Deferred income taxes	273.1	267.2
Other noncurrent liabilities	193.4	194.8
Total liabilities	2,889.2	2,951.2
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $.01 per share par value
Issued: 90.1 million shares at both March 31, 2025 and December 31, 2024	0.9	0.9
Treasury stock at cost: 14.4 million shares at March 31, 2025 and 14.2 million shares at December 31, 2024	(1,221.2)	(1,170.3)
Additional paid-in capital	878.4	864.8
Retained earnings	4,325.7	4,230.2
Accumulated other comprehensive loss	(77.2)	(130.9)
Total shareholders’ equity	3,906.6	3,794.7
Noncontrolling interest	(0.7)	(0.6)
Total equity	3,905.9	3,794.1
Total liabilities and equity	$6,795.1	$6,745.3
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended March 31, 2025
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	95.5	95.5	(0.1)	95.4
Other comprehensive income (net of tax of $—)	—	—	—	—	53.7	—	53.7	—	53.7
Net issuance of shares of treasury stock (net of tax of $2.7)	—	—	(0.1)	(0.5)	—	—	(0.5)	—	(0.5)
Repurchases of common stock (including excise tax of $0.4)	—	—	0.3	(50.4)	—	—	(50.4)	—	(50.4)
Share-based compensation	—	13.6	—	—	—	—	13.6	—	13.6
Balance, March 31, 2025	90.1	$879.3	14.4	$(1,221.2)	$(77.2)	$4,325.7	$3,906.6	$(0.7)	$3,905.9

Three Months Ended March 31, 2024
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	121.4	121.4	(0.1)	121.3
Other comprehensive loss (net of tax of $—)	—	—	—	—	(64.4)	—	(64.4)	—	(64.4)
Net issuance of shares of treasury stock (net of tax of $2.2)	—	—	(0.1)	7.7	—	—	7.7	—	7.7
Share-based compensation	—	12.5	—	—	—	—	12.5	—	12.5
Balance, March 31, 2024	90.1	$852.4	14.2	$(1,179.3)	$(110.2)	$4,055.7	$3,618.6	$(0.3)	$3,618.3

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$95.4	$121.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	18.4	16.2
Amortization of intangible assets	31.5	24.6
Share-based compensation expense	13.6	12.5
Deferred income taxes	0.9	0.2
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(12.3)	(12.2)
Inventories – net	(34.9)	(9.5)
Other current assets	(7.0)	(10.9)
Trade accounts payable	9.6	8.9
Deferred revenue	8.8	6.8
Accrued expenses	(17.9)	(1.5)
Other – net	(0.4)	0.2
Net cash flows provided by operating activities	105.7	156.6
Cash flows from investing activities
Capital expenditures	(14.3)	(20.0)
Acquisition of business, net of cash acquired	4.2	—
Other – net	0.1	—
Net cash flows used in investing activities	(10.0)	(20.0)
Cash flows from financing activities
Payments under revolving credit facilities	(30.2)	—
Cash dividends paid to shareholders	(52.4)	(48.5)
(Payments) proceeds from share issuances, net of shares withheld for taxes	(0.5)	7.7
Repurchases of common stock	(50.0)	—
Other – net	(0.2)	(0.2)
Net cash flows used in financing activities	(133.3)	(41.0)
Effect of exchange rate changes on cash and cash equivalents	10.9	(13.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(26.7)	82.0
Cash and cash equivalents and restricted cash at beginning of year(1)	638.9	534.3
Cash and cash equivalents and restricted cash at end of period(1)	$612.2	$616.3

Supplemental cash flow information
Cash paid for:
Interest	$15.6	$2.4
Income taxes – net	19.8	18.4

(1) Includes $18.1 million of restricted cash at March 31, 2025 and December 31, 2024. At March 31, 2025, $16.5 million of the restricted cash has been included in Other current assets and $1.6 million has been included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. At December 31, 2024, $18.1 million was included in Other current assets in the Condensed Consolidated Balance Sheets. There was no restricted cash as of March 31, 2024 or December 31, 2023.

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Adoption of the standard is not expected to have a material impact on the Company’s Consolidated Financial Statements, but is expected to result in incremental income tax disclosures when adopted in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and in periodic results thereafter.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
2024 Acquisitions

Mott Corporation

On September 5, 2024, the Company acquired Mott Corporation and its subsidiaries (“Mott”) in a stock acquisition. Mott is a leading microfiltration business specializing in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications. Headquartered in Farmington, Connecticut, Mott operates in the Scientific Fluidics & Optics reporting unit within the Company’s Health & Science Technologies segment. Mott was acquired for cash consideration of $982.0 million, net of cash acquired of $3.1 million. The purchase price was funded using a combination of cash on hand of $207.7 million, borrowings under the Company’s Revolving Facility of $279.3 million and net proceeds of $495.0 million from the issuance of the Company’s 4.950% Senior Notes (as defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $484.2 million and $412.8 million, respectively. The goodwill is expected to be primarily deductible for tax purposes.

As of March 31, 2025, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$85.2
Property, plant and equipment	53.7
Goodwill	484.2
Intangible assets	412.8
Other noncurrent assets	14.7
Total assets acquired	1,050.6
Current liabilities	(48.2)
Deferred income taxes	(9.2)
Other noncurrent liabilities	(11.2)
Net assets acquired(1)	$982.0

(1) The Company finalized the purchase price of Mott during the three months ended March 31, 2025, resulting in a reduction to the purchase price of $4.2 million. Funds were received by the Company in January 2025.

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$42.0	15
Customer relationships	269.0	14
Unpatented technology	101.8	13
Acquired intangible assets	$412.8

Acquisition-Related Costs

The Company incurred acquisition-related costs of $0.7 million and $1.3 million during the three months ended March 31, 2025 and 2024, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential transactions, including transactions that ultimately were not completed. There were no fair value inventory step-up charges recorded during the three months ended March 31, 2025. The Company recorded a $2.5 million fair value inventory step-up charge associated with the completed 2023 acquisition of STC Material Solutions in Cost of sales during the three months ended March 31, 2024.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
3.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

The Company uses Adjusted EBITDA as its measure of segment performance. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction. Information on the Company’s business segments is presented below.

	Three Months Ended March 31, 2025
	FMT	HST	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$290.2	$340.1	$184.0	$814.3	$—	$814.3
Intersegment sales	0.3	1.4	0.3	2.0	(2.0)	—
Net sales	290.5	341.5	184.3	816.3	(2.0)	814.3
Adjusted segment cost of sales(1)	(146.3)	(201.2)	(99.9)	(447.4)	2.0	(445.4)
Other segment expenses(2)	(48.9)	(52.9)	(30.2)	(132.0)
Segment Adjusted EBITDA	$95.3	$87.4	$54.2	$236.9

	Three Months Ended March 31, 2024
	FMT	HST	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$313.5	$309.4	$177.6	$800.5	$—	$800.5
Intersegment sales	0.2	0.7	0.4	1.3	(1.3)	—
Net sales	313.7	310.1	178.0	801.8	(1.3)	800.5
Adjusted segment cost of sales(1)	(160.0)	(184.3)	(97.6)	(441.9)	1.3	(440.6)
Other segment expenses(2)	(48.3)	(44.4)	(29.0)	(121.7)
Segment Adjusted EBITDA	$105.4	$81.4	$51.4	$238.2
(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges. There were no step-up charges recorded during the three months ended March 31, 2025. There were step-up charges of $2.5 million recorded within the HST segment during the three months ended March 31, 2024.

(2) Other segment expenses consists primarily of selling, general and administrative expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
ADJUSTED EBITDA
Fluid & Metering Technologies	$95.3	$105.4
Health & Science Technologies	87.4	81.4
Fire & Safety/Diversified Products	54.2	51.4
Segment Adjusted EBITDA	236.9	238.2
Corporate and other(1)	(28.9)	(29.9)
Interest expense – net	(16.1)	(9.4)
Depreciation(2)	(18.4)	(16.2)
Amortization of intangible assets(2)	(31.5)	(24.6)
Fair value inventory step-up charges	—	(2.5)
Restructuring expenses and asset impairments	(17.5)	(1.1)
Income before income taxes	$124.5	$154.5

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Depreciation and amortization of intangible assets by segment for the three months ended March 31, 2025 and 2024 was:

	Three Months Ended March 31,
	2025	2024
DEPRECIATION
Fluid & Metering Technologies	$4.4	$4.3
Health & Science Technologies	11.7	9.4
Fire & Safety/Diversified Products	2.2	2.3
Total Segments	18.3	16.0
Corporate and other	0.1	0.2
Total depreciation	$18.4	$16.2
AMORTIZATION OF INTANGIBLE ASSETS
Fluid & Metering Technologies	$5.3	$5.3
Health & Science Technologies	24.6	17.7
Fire & Safety/Diversified Products	1.6	1.6
Total amortization	$31.5	$24.6

	March 31, 2025	December 31, 2024
ASSETS
Fluid & Metering Technologies	$1,650.1	$1,609.4
Health & Science Technologies	4,185.5	4,142.6
Fire & Safety/Diversified Products	793.8	794.1
Total Segments	6,629.4	6,546.1
Corporate and other	165.7	199.2
Total assets	$6,795.1	$6,745.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
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

Revenue by reporting unit for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Pumps	$105.8	$101.9
Water	82.9	83.0
Energy	46.9	52.6
Agriculture	32.0	39.7
Valves	22.9	36.5
Intersegment elimination	(0.3)	(0.2)
Fluid & Metering Technologies	290.2	313.5
Scientific Fluidics & Optics	194.0	162.7
Sealing Solutions	60.6	60.5
Performance Pneumatic Technologies	59.0	57.5
Material Processing Technologies	27.9	29.4
Intersegment elimination	(1.4)	(0.7)
Health & Science Technologies	340.1	309.4
Fire & Safety	111.0	105.1
Dispensing	43.6	41.5
BAND-IT	29.7	31.4
Intersegment elimination	(0.3)	(0.4)
Fire & Safety/Diversified Products	184.0	177.6
Net sales	$814.3	$800.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31, 2025
	FMT	HST	FSDP	IDEX
U.S.	$168.8	$155.1	$95.5	$419.4
North America, excluding U.S.	16.0	4.7	8.1	28.8
Europe	48.4	102.1	42.5	193.0
Asia	34.4	71.3	31.0	136.7
Other(1)	22.9	8.3	7.2	38.4
Intersegment elimination	(0.3)	(1.4)	(0.3)	(2.0)
Net sales	$290.2	$340.1	$184.0	$814.3

	Three Months Ended March 31, 2024
	FMT	HST	FSDP	IDEX
U.S.	$172.6	$138.9	$86.1	$397.6
North America, excluding U.S.	16.3	5.6	7.4	29.3
Europe	58.8	104.1	45.0	207.9
Asia	44.7	55.7	30.7	131.1
Other(1)	21.3	5.8	8.8	35.9
Intersegment elimination	(0.2)	(0.7)	(0.4)	(1.3)
Net sales	$313.5	$309.4	$177.6	$800.5

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue for both the three months ended March 31, 2025 and 2024.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables – net on the Condensed Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	March 31, 2025	December 31, 2024
Billed receivables	$454.3	$443.2
Unbilled receivables	21.0	17.8
Total customer receivables	$475.3	$461.0

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The composition of deferred revenue was as follows:

	March 31, 2025	December 31, 2024
Deferred revenue – current	$57.8	$50.7
Deferred revenue – noncurrent	14.5	13.2
Total deferred revenue	$72.3	$63.9

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

ASC 260, Earnings Per Share (“ASC 260”), concludes that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has both participating and non-participating securities. Dividend rights for restricted stock awards issued under the IDEX Corporation 2024 Incentive Award Plan (the “2024 Incentive Award Plan”) are subject to the same vesting requirements as the underlying restricted stock awards, and therefore, these awards are not considered participating securities. Dividend rights for restricted stock awards issued prior to the adoption of the 2024 Incentive Award Plan are non-forfeitable and not subject to the same vesting requirements as the underlying restricted stock awards. As such, these awards have been determined to be participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method prescribed by ASC 260.

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended March 31,
	2025	2024
Basic weighted average common shares outstanding	75.7	75.7
Dilutive effect of restricted stock, performance share units and stock options	0.1	0.2
Diluted weighted average common shares outstanding	75.8	75.9

Share-based payment awards of approximately 0.5 million shares of common stock for both the three months ended March 31, 2025 and 2024 were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
6.    Balance Sheet Components

	March 31, 2025	December 31, 2024
RECEIVABLES – NET
Customers	$475.3	$461.0
Other	17.9	14.7
Total	493.2	475.7
Less: allowance for credit losses	10.6	9.8
Receivables – net	$482.6	$465.9
INVENTORIES – NET
Raw materials and component parts	$294.9	$285.5
Work in process	44.6	34.4
Finished goods	126.8	109.8
Inventories – net	$466.3	$429.7
ACCRUED EXPENSES
Payroll and related items	$85.4	$105.0
Management incentive compensation	7.1	14.6
Income taxes payable	16.5	10.1
Deferred revenue	57.8	50.7
Lease liability	26.6	26.1
Restructuring	13.2	0.9
Other	68.0	71.3
Accrued expenses	$274.6	$278.7

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2025, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$785.2	$2,276.5	$390.6	$3,452.3
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2025	764.5	2,126.7	360.5	3,251.7
Foreign currency translation	4.8	24.6	5.0	34.4
Measurement period adjustments	—	0.6	—	0.6
Balance at March 31, 2025	$769.3	$2,151.9	$365.5	$3,286.7

ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual goodwill impairment test at October 31, 2024, all reporting units had fair values in excess of their carrying values. Since the last assessment date, there were no events or circumstances that would have required an interim impairment test.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.5	$(2.0)	$0.5	$2.5	$(2.0)	$0.5
Trade names	204.4	(64.2)	140.2	201.4	(60.0)	141.4
Customer relationships	1,092.6	(303.5)	789.1	1,078.8	(278.7)	800.1
Unpatented technology	312.6	(75.9)	236.7	325.4	(85.1)	240.3
Software	15.4	(4.5)	10.9	15.2	(3.6)	11.6
Total amortized intangible assets	1,627.5	(450.1)	1,177.4	1,623.3	(429.4)	1,193.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,718.4	$(450.1)	$1,268.3	$1,714.2	$(429.4)	$1,284.8

The Banjo and Akron Brass trade names are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2024, these indefinite-lived intangible assets had fair values in excess of their carrying values. Since the last assessment date, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $31.5 million and $24.6 million for the three months ended March 31, 2025 and 2024, respectively. Based on the intangible asset balances as of March 31, 2025, expected amortization expense for the remaining nine months of 2025 and for the years 2026 through 2029 is as follows:

Estimated Amortization
Remainder of 2025	$94.3
2026	124.5
2027	121.1
2028	118.3
2029	108.9

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
8.   Borrowings

Borrowings at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)	$100.0	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(1)	249.0	269.8
Other borrowings	1.4	1.5
Total borrowings	1,950.4	1,971.3
Less: current portion	100.7	100.7
Less: unamortized debt issuance costs and discount on debt	10.6	11.1
Long-term borrowings	$1,839.1	$1,859.5

(1) At March 31, 2025, there was $249.0 million outstanding under the Revolving Facility and $3.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $548.0 million. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.71% and 4.46% for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. During April 2025, the Company repaid $12.5 million of the $249.0 million outstanding under the Revolving Facility.

At March 31, 2025, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2025 and December 31, 2024:

	Basis of Fair Value Measurements
	March 31, 2025	December 31, 2024
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$10.3	$10.6

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2025 or the year ended December 31, 2024.

The carrying values of the Company’s other financial instruments (i.e., cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) approximate fair value because of the short-term nature of these instruments.

Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. See Note 7, “Goodwill and Intangible Assets,” for additional information about these assets.

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

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,846.5	$1,949.2	$1,855.0	$1,970.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

10.    Restructuring Expenses and Asset Impairments

Restructuring expenses generally represent expenses incurred by the Company to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. These costs include severance costs, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs, employer tax liabilities and related legal costs, while exit costs primarily consist of lease exit and contract termination costs.

2025 Initiative

During the three months ended March 31, 2025, the Company incurred severance costs related to organizational changes, primarily designed to connect scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. These changes are expected to enable the Company to self-fund more growth resources, increase sourcing productivity, improve agility and speed of decision making and position the Company closer to the customer for maximum impact. There were no exit costs or asset impairments incurred during the three months ended March 31, 2025.

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2025 were as follows:

Severance Costs
Fluid & Metering Technologies	$4.2
Health & Science Technologies	11.4
Fire & Safety/Diversified Products	1.6
Corporate/Other	0.3
Restructuring expenses and asset impairments	$17.5

The Company expects to incur an additional $3.5 million to $7.5 million of restructuring charges for severance related to these actions during the remainder of 2025.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
2024 Initiative

During the three months ended March 31, 2024, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of market conditions. There were no exit costs or asset impairments incurred during the three months ended March 31, 2024.

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2024 were as follows:

Severance Costs
Fluid & Metering Technologies	$0.5
Health & Science Technologies	0.5
Fire & Safety/Diversified Products	—
Corporate/Other	0.1
Restructuring expenses and asset impairments	$1.1

Restructuring accruals reflected in Accrued expenses in the Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2025	$0.9
Restructuring expenses	17.5
Payments, utilization and other	(5.2)
Balance at March 31, 2025	$13.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
11.    Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2025
Balance, December 31, 2024(1)	$(137.5)	$6.6	$(130.9)
Other comprehensive income before reclassification adjustments	53.9	—	53.9
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.2)	(0.2)
Tax impact	—	—	—
Net other comprehensive income (loss)(1)	53.9	(0.2)	53.7
Balance, March 31, 2025(1)	$(83.6)	$6.4	$(77.2)

	Three Months Ended March 31, 2024
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)
Other comprehensive loss before reclassification adjustments	(64.3)	—	(64.3)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.1)	(0.1)
Tax impact	—	—	—
Net other comprehensive loss(1)	(64.3)	(0.1)	(64.4)
Balance, March 31, 2024(1)	$(113.6)	$3.4	$(110.2)

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost. See Note 14, “Retirement Benefits.”
(3) Included in Other expense (income) – net in the Condensed Consolidated Statements of Income.

12.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. During the three months ended March 31, 2025, the Company repurchased a total of 0.3 million shares at a cost of $50.4 million (which includes excise taxes of $0.4 million which will be paid in 2026). There were no share repurchases during the three months ended March 31, 2024. As of March 31, 2025, the amount of share repurchase authorization remaining was $489.7 million.

13.   Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant in the periods presented was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. The assumptions used in determining the fair value of the stock options granted in the respective periods were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted average fair value of grants	$46.74	$63.74
Dividend yield	1.41%	1.09%
Volatility	23.06%	26.67%
Risk-free interest rate	4.28%	4.31%
Expected life (in years)	4.70	4.60

A summary of the Company’s stock option activity as of March 31, 2025 and changes during the three months ended March 31, 2025 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	998,856	$191.96	6.63	$24.9
Granted	82,470	196.07
Exercised	(16,303)	135.19
Forfeited	(17,703)	223.17
Outstanding at March 31, 2025	1,047,320	$192.64	6.68	$10.4
Vested and expected to vest as of March 31, 2025	1,018,699	$191.97	6.62	$10.4
Exercisable at March 31, 2025	695,206	$180.74	5.68	$10.4

As of March 31, 2025, there was $9.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of March 31, 2025 and changes during the three months ended March 31, 2025 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	175,991	$201.27
Granted	71,315	195.95
Vested	(17,389)	192.78
Forfeited	(5,485)	216.96
Unvested at March 31, 2025	224,432	$199.85

As of March 31, 2025, there was $22.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At March 31, 2025 and December 31, 2024, the Company had accrued $2.9 million and $4.0 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $1.2 million and $2.4 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2025 and changes during the three months ended March 31, 2025 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2025	55,395	$209.29
Granted	30,245	196.07
Vested	(14,785)	193.36
Forfeited	(2,370)	180.97
Unvested at March 31, 2025	68,485	$180.97

As of March 31, 2025, there was $6.4 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.3 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Performance Share Units

Performance share unit awards represent rights to receive shares of the Company’s common stock and will vest between 0% to 250% of the target share unit amount. Performance share units granted in 2025 are earned over a three-year performance period based on an internal income growth metric (a performance condition), weighted 25%, and the total shareholder return of IDEX common stock in relation to the total shareholder return of companies in the S&P 500 Index (a market condition), weighted 75%. Performance share unit awards granted prior to 2025 are earned solely based on the Company’s total shareholder return ranking in relation to the total shareholder return of companies in the S&P 500 Index over a three-year period following the date of grant.
The fair value of the performance condition portion of the 2025 awards is equal to the market price of the Company’s stock at the date of the grant, and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The fair value of the market condition portion of the 2025 awards and all awards granted prior to 2025 is determined using a Monte Carlo simulation model, and the amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo simulation model to determine the fair value of the market condition portion of the performance share units granted in the respective periods were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted average fair value of grants	$232.44	$349.59
Dividend yield	—%	—%
Volatility	22.93%	22.23%
Risk-free interest rate	4.23%	4.45%
Expected life (in years)	2.94	2.94

A summary of the Company’s performance share unit activity as of March 31, 2025 and changes during the three months ended March 31, 2025 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	72,825	$299.87
Granted	43,360	216.98
Vested	(15,530)	234.23
Forfeited	(9,110)	241.78
Unvested at March 31, 2025	91,545	$275.71

On January 31, 2025, 23,875 performance share units vested. Based on the Company’s relative total shareholder return rank during the three-year period ended January 31, 2025, the Company achieved a 65% payout factor and issued 15,530 common shares in February 2025 for awards that vested in 2025.

As of March 31, 2025, there was $5.3 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Summary of Share-Based Compensation Expense

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options expense	$3.2	$5.4
Restricted stock expense	5.5	2.0
Cash-settled restricted stock expense	0.6	1.9
Performance share units expense	4.9	5.1
Total pre-tax share-based compensation expense(1)	14.2	14.4
Income tax benefit	(1.2)	(0.9)
Total share-based compensation expense, net of income taxes	$13.0	$13.5

(1) Pre-tax compensation cost is recognized in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees. Pre-tax compensation expense of $0.8 million and $0.8 million was recognized in Cost of sales in the Condensed Consolidated Statements of Income during the three months ended March 31, 2025 and 2024, respectively. Pre-tax compensation expense of $14.0 million and $13.6 million was recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2025 and 2024, respectively. Additionally, during the three months ended March 31, 2025, a benefit of $0.6 million was recognized in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income related to forfeitures of share-based compensation awards resulting from previously announced restructuring actions initiated during the first quarter.

14.   Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other postretirement plans for its employees. The following tables provide the components of net periodic cost for the Company’s major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.3	$—	$0.4
Interest cost	0.1	0.6	0.1	0.6
Expected return on plan assets	—	(0.5)	(0.1)	(0.4)
Net amortization	—	—	0.1	—
Net periodic cost	$0.1	$0.4	$0.1	$0.6

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended March 31,
	2025	2024
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Net amortization	(0.2)	(0.2)
Net periodic cost	$0.1	$0.1
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

The Company expects to contribute approximately $3.7 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2025. The Company contributed a total of $1.2 million to fund these plans during both the three months ended March 31, 2025 and 2024.

15.    Commitments and Contingencies

The Company and certain of its subsidiaries are involved in pending and threatened legal, regulatory and other proceedings incidental to the operations of their businesses. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Although the results of such legal proceedings cannot be predicted with certainty, the Company believes that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, results of operations or cash flows.

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

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$124.5	$154.5
Provision for income taxes	29.1	33.2
Effective tax rate	23.4%	21.5%

The three months ended March 31, 2025 had no material discrete tax items impacting the effective tax rate. The effective tax rate for the three months ended March 31, 2024 reflects the impact of a discrete benefit related to the finalization of tax impacts with taxing authorities of a previously recorded legal entity restructuring.

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

Highlights
(All comparisons are against the same period in 2024 unless otherwise noted)

•Net sales of $814.3 million increased 2% overall and decreased 1% organically*
•Diluted earnings per common share (“EPS”) attributable to IDEX of $1.26 decreased 21%
•Adjusted diluted EPS attributable to IDEX* of $1.75 decreased 7%

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the heading “Non-GAAP Disclosures.”

During the first quarter of 2025, the Company delivered solid operating performance. Strong price/cost execution and favorable operational productivity partly mitigated the impact of volume pressure. Operating results during the quarter also benefited from the acquisition of Mott Corporation and its subsidiaries (“Mott”). Both diluted EPS and Adjusted diluted EPS decreased, reflecting interest on borrowings to fund the acquisition of Mott during the third quarter of 2024 as well as the absence of discrete one-time tax benefits during the first quarter of 2024.

While uncertainty in the marketplace continues, we expect the potential unfavorable impact of tariffs and changes to global trade policies may have on our consolidated results of operations can largely be mitigated by price increases and cost reduction. Short cycle order patterns have not been discernibly disrupted to date, but continued uncertainty may result in further pressure on volumes across our markets and geographies. The Company believes it is well positioned in the current environment given the criticality and relatively low cost of its solutions. IDEX businesses generally operate locally with teams that are well equipped to adapt with agility. The Company remains focused on optimizing its business portfolio and expects its strong cash generation and balance sheet will continue to enable opportunistic capital deployment to generate shareholder value sustainably in the long run.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024.

	Three Months Ended March 31,		Change
(In millions, except per share amounts)	2025	2024	$	% / bps
Domestic sales	$419.4	$397.6	$21.8	5%
International sales	394.9	402.9	(8.0)	(2%)
Net sales	814.3	800.5	13.8	2%
Cost of sales	445.4	443.1	2.3	1%
Gross profit	368.9	357.4	11.5	3%
Gross margin	45.3%	44.6%	n/a	70 bps
Selling, general and administrative expenses	209.4	195.1	14.3	7%
Restructuring expenses and asset impairments	17.5	1.1	16.4	NM
Operating income	142.0	161.2	(19.2)	(12%)
Other expense (income) – net	1.4	(2.7)	4.1	(152%)
Interest expense – net	16.1	9.4	6.7	71%
Income before income taxes	124.5	154.5	(30.0)	(19%)
Provision for income taxes	29.1	33.2	(4.1)	(12%)
Effective tax rate	23.4%	21.5%	n/a	190 bps
Net income attributable to IDEX	$95.5	$121.4	$(25.9)	(21%)
Diluted earnings per common share attributable to IDEX	$1.26	$1.60	$(0.34)	(21%)
NM - Not Meaningful
Net Sales

Net sales for the three months ended March 31, 2025 increased as compared to the same prior year period as a result of contributions from the Mott acquisition. Organic sales for the three months ended March 31, 2025 decreased 1% which reflected lower volumes, largely as a result of market softness within certain Fluid & Metering Technologies and Health & Science Technologies businesses, partially offset by targeted growth initiatives and price capture.

Gross Profit and Gross Margin

Gross profit and Gross margin for the three months ended March 31, 2025 increased as compared to the same prior year period primarily due to favorable operational productivity across all segments and price/cost, partially offset by volume deleverage. Additionally, slightly higher employee-related costs were mitigated by platform optimization savings resulting from restructuring actions initiated during the period. Gross profit was also positively impacted by the impact of the Mott acquisition, net of divestitures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 increased primarily due to the $16.6 million impact from acquisitions, net of divestitures, including amortization, and increased professional services spending as compared to the same prior year period. These increases were partially offset by lower employee-related costs.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments increased in the three months ended March 31, 2025 primarily due to higher severance costs compared with the same prior year period. Severance costs during the current period were incurred in conjunction with organizational changes, primarily designed to connect scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. For additional information regarding restructuring expenses and asset impairments, refer to Note 10, “Restructuring Expenses and Asset Impairments,” in the Notes to Condensed Consolidated Financial Statements.

Other Expense (Income) – Net

Other expense (income) – net decreased to $1.4 million of expense in the three months ended March 31, 2025 compared to $2.7 million of income during the same prior year period primarily due to the unfavorable impact of foreign currency transactions as compared to the same prior year period.

Interest Expense – Net

Interest expense – net for the three months ended March 31, 2025 increased primarily due to the impact of higher debt outstanding used to finance the acquisition of Mott, partially offset by a reduction in interest expense related to the payoff of the Term Facility in 2024.

Income Taxes

The effective tax rate was 23.4% for the three months ended March 31, 2025, as compared to 21.5% during the same period in 2024. One-time discrete tax benefits related to the finalization of tax impacts with taxing authorities of a previously recorded legal entity restructuring lowered the effective tax rate during the three months ended March 31, 2024.

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

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 13, “Business Segments and Geographic Information,” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management’s measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	FMT	HST	FSDP	Total
Net sales as a percent of total	35%	42%	23%	100%
Adjusted EBITDA(1)	40%	37%	23%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $28.9 million for the three months ended March 31, 2025.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$168.8	$172.6	(2%)
International sales	121.7	141.1	(14%)
Net sales	$290.5	$313.7	(7%)	(4%)	(2%)	(1%)	(7%)
Adjusted EBITDA	95.3	105.4	(10%)	(7%)	(2%)	(1%)	(10%)
Adjusted EBITDA margin	32.8%	33.6%	(80) bps	(100) bps	20 bps	—	(80) bps

(1) Divestitures included Alfa Valvole, Srl, sold in June 2024.

•Organic sales during the three months ended March 31, 2025 were negatively impacted by lower volumes resulting from softness in the Company’s agriculture, chemical, energy and semiconductor businesses, partially offset by favorable municipal water market dynamics and price capture.
•Excluding the accretive impact of divestitures, Adjusted EBITDA margin for the three months ended March 31, 2025 decreased primarily due to volume deleverage, partially offset by strong price/cost. Additionally, platform optimization savings offset increases in other employee-related costs.

Health & Science Technologies Segment

	Three Months Ended March 31,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$155.1	$138.9	12%
International sales	186.4	171.2	9%
Net sales	$341.5	$310.1	10%	(1%)	12%	(1%)	10%
Adjusted EBITDA	87.4	81.4	7%	(1%)	9%	(1%)	7%
Adjusted EBITDA margin	25.6%	26.2%	(60) bps	20 bps	(80) bps	—	(60) bps

(1) Acquisitions include Mott, acquired in September 2024.

•Organic sales for the three months ended March 31, 2025 were negatively impacted by lower volumes within the Company’s semiconductor, automotive and industrial businesses, which more than offset favorable aerospace/defense markets, targeted growth initiatives and price capture.
•Excluding the net dilutive impact of acquisitions, Adjusted EBITDA margin for the three months ended March 31, 2025 increased primarily due to platform optimization savings, which offset increases in other employee-related costs, as well as favorable productivity and mix, partially offset by volume deleverage.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$95.5	$86.1	11%
International sales	88.8	91.9	(3%)
Net sales	$184.3	$178.0	4%	5%	—	(1%)	4%
Adjusted EBITDA	54.2	51.4	5%	7%	—	(2%)	5%
Adjusted EBITDA margin	29.4%	28.9%	50 bps	60 bps	—	(10) bps	50 bps

•Organic sales for the three months ended March 31, 2025 were positively impacted by Fire and Safety targeted growth initiatives, Dispensing projects volumes and price capture.
•Adjusted EBITDA margin increased for the three months ended March 31, 2025 primarily due to favorable volume leverage and price/cost, which was partially offset by higher employee-related costs.

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

Select key liquidity metrics at March 31, 2025 are as follows:

(In millions)	March 31, 2025
Working capital	$1,043.1
Current ratio	2.8 to 1
Cash and cash equivalents	$594.1
Cash held outside of the United States	470.4
Revolving Facility capacity	$800.0
Borrowings	249.0
Letters of credit	3.0
Revolving Facility availability	$548.0

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of March 31, 2025 and December 31, 2024:

(In millions)	March 31, 2025	December 31, 2024	Change	Organic Change
Receivables – net	$482.6	$465.9	$16.7	$12.3
Inventories – net	466.3	429.7	36.6	34.9
Less: Trade accounts payable	208.3	197.8	10.5	8.2
Operating working capital	$740.6	$697.8	$42.8	$39.0

Operating working capital increased $42.8 million to $740.6 million at March 31, 2025. Acquisitions and foreign currency translation increased Operating working capital by $3.8 million during the three months ended March 31, 2025. Apart from these items, receivables increased due to price capture, which more than offset the impact of lower volumes; inventories increased to support planned production; and accounts payable increased as a result of higher inventory purchases and timing of payments.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net cash flows provided by (used in):
Operating activities	$105.7	$156.6	$(50.9)
Investing activities	(10.0)	(20.0)	10.0
Financing activities	(133.3)	(41.0)	(92.3)

Operating Activities

Cash flows provided by operating activities decreased $50.9 million in the three months ended March 31, 2025 as compared to the same prior year period primarily due to higher investments in operating working capital driven by higher inventory purchases to support planned production, as well as higher interest payments on the 4.950% Senior Notes borrowed during the third quarter of 2024 to fund the acquisition of Mott.

Investing Activities

Cash flows used in investing activities decreased $10.0 million during the three months ended March 31, 2025 as compared to the prior year period primarily due to lower capital expenditures, which decreased $5.7 million in the three months ended March 31, 2025 as compared to the prior year period. The three months ended March 31, 2025 also includes $4.2 million of funds received in connection with the finalization of the Mott purchase price.

Financing Activities

Cash flows used in financing activities increased $92.3 million during the three months ended March 31, 2025 as compared to the prior year period primarily due to $50.0 million of share repurchases and a $30.2 million payment on the Revolving Facility. The three months ended March 31, 2025 also included lower proceeds from stock option exercises, net of shares withheld for taxes, which decreased $8.2 million, and higher dividends paid to shareholders, which increased $3.9 million as compared to the prior year period.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Cash flows provided by operating activities	$105.7	$156.6
Less: capital expenditures	14.3	20.0
Free cash flow	$91.4	$136.6

Cash Requirements

Subsequent Borrowings Activity

During April 2025, the Company repaid $12.5 million of the $249.0 million outstanding under the Revolving Facility.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $14.3 million and $20.0 million in the first three months of 2025 and 2024, respectively.

Share Repurchases

During the three months ended March 31, 2025, the Company repurchased 0.3 million shares at a cost of $50.0 million. There were no share repurchases during the three months ended March 31, 2024. As of March 31, 2025, the amount of share repurchase authorization remaining was $489.7 million. For additional information regarding the Company’s share repurchase program, refer to Note 12, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $52.4 million during the three months ended March 31, 2025 compared with $48.5 million during the three months ended March 31, 2024.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the Term Facility, the 3.37% Senior Notes and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2025, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 14.08 to 1 for covenant calculation purposes and the leverage ratio was 2.22 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

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

Off-Balance Sheet Arrangements

The Company had $23.0 million of letters of credit as of March 31, 2025, primarily issued as security for insurance and other performance obligations. Of the $23.0 million of letters of credit, only $3.0 million reduced the Company’s borrowing capacity under the Revolving Facility as of March 31, 2025. The Company has restricted cash of $18.1 million as of March 31, 2025, which represents cash held as collateral for standby letters of credit issued by Mott and is required to keep the balance in a separate account for the duration of the letters of credit. Of the $18.1 million of restricted cash as of March 31, 2025, $15.4 million was released from restriction in April 2025 as the related standby letters of credit expired, $13.8 million of which is expected to be replaced in future periods under other existing facilities that do not reduce the Company’s borrowing capacity.

Except as disclosed above, the Company has no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on the Company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There have been no changes to the Company’s critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Non-GAAP Disclosures

Set forth below are reconciliations of Organic sales, Adjusted gross profit, Adjusted gross margin, Adjusted net income attributable to IDEX, Adjusted diluted EPS attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to their respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Sales

	FMT	HST	FSDP	IDEX
	Three Months Ended March 31, 2025
Change in net sales	(7%)	10%	4%	2%
Less:
Net impact from acquisitions/divestitures(1)	(2%)	12%	—%	4%
Impact from foreign currency(2)	(1%)	(1%)	(1%)	(1%)
Change in organic sales	(4%)	(1%)	5%	(1%)

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

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	Three Months Ended March 31,
	2025	2024
Gross profit	$368.9	$357.4
Fair value inventory step-up charges	—	2.5
Adjusted gross profit	$368.9	$359.9

Net sales	$814.3	$800.5

Gross margin	45.3%	44.6%
Adjusted gross margin	45.3%	45.0%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended March 31,
	2025	2024
Reported net income attributable to IDEX	$95.5	$121.4
Fair value inventory step-up charges	—	2.5
Tax impact on fair value inventory step-up charges	—	(0.5)
Restructuring expenses and asset impairments	17.5	1.1
Tax impact on restructuring expenses and asset impairments	(4.1)	(0.3)
Acquisition-related intangible asset amortization	31.5	24.6
Tax impact on acquisition-related intangible asset amortization	(7.4)	(5.6)
Adjusted net income attributable to IDEX	$133.0	$143.2

Reported diluted EPS attributable to IDEX	$1.26	$1.60
Fair value inventory step-up charges	—	0.03
Tax impact on fair value inventory step-up charges	—	(0.01)
Restructuring expenses and asset impairments	0.23	0.01
Tax impact on restructuring expenses and asset impairments	(0.05)	—
Acquisition-related intangible asset amortization	0.41	0.32
Tax impact on acquisition-related intangible asset amortization	(0.10)	(0.07)
Adjusted diluted EPS attributable to IDEX	$1.75	$1.88

Diluted weighted average shares outstanding	75.8	75.9

4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	Three Months Ended March 31,
	2025	2024
Reported net income	$95.4	$121.3
Provision for income taxes	29.1	33.2
Interest expense – net	16.1	9.4
Depreciation	18.4	16.2
Amortization	31.5	24.6
Fair value inventory step-up charges	—	2.5
Restructuring expenses and asset impairments	17.5	1.1
Adjusted EBITDA	$208.0	$208.3

Adjusted EBITDA Components
FMT	$95.3	$105.4
HST	87.4	81.4
FSDP	54.2	51.4
Corporate and other	(28.9)	(29.9)
Total Adjusted EBITDA	$208.0	$208.3

Net sales	$814.3	$800.5

Net income margin	11.7%	15.2%
Adjusted EBITDA margin	25.5%	26.0%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to market risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings incidental to the operation of their businesses as described in Note 15 in Part I, Item 1, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements and such disclosure is incorporated by reference into this Item 1. “Legal Proceedings.”

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2025 to January 31, 2025	—	$—	—	$539,689,117
February 1, 2025 to February 28, 2025	256,159	195.19	256,159	489,689,272
March 1, 2025 to March 31, 2025	—	—	—	489,689,272
Total	256,159	$195.19	256,159	$489,689,272

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ ABHISHEK KHANDELWAL
Abhishek Khandelwal
Senior Vice President and Chief Financial Officer
Date: May 1, 2025