Form 10-Q
period 2025-06-30
IDEX CORP /DE/
filed 2025-07-30
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 25, 2025: 75,287,284.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and the assumptions underlying these expectations, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior, resource and capital deployment, the Company’s ability to adapt to macroeconomic challenges and anticipated adaptability of resource deployment, anticipated impacts of tariffs and global trade policies and changes in law, including the One, Big, Beautiful Bill Act, the Company’s future market positioning, anticipated trends in end markets, including expectations regarding market sector contraction, recovery, stabilization or growth and underlying drivers of such expectations, expectations regarding future order volumes and order patterns, demand within end markets, availability and sufficiency of cash and financing alternatives, the impacts of any pending or threatened legal, regulatory and other proceedings involving the Company and its subsidiaries, anticipated benefits and restructuring charges related to the Company’s organizational changes, the anticipated tax treatment of the Company’s recent acquisitions, the anticipated benefits and performance of the Company’s recent or future acquisitions, anticipated growth initiatives and expansions and the anticipated benefits of the Company’s productivity and cost containment efforts, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries; the impact of severe weather events, natural disasters and public health threats; economic and political consequences resulting from terrorist attacks and wars; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; cybersecurity incidents; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in countries in which the Company operates; developments with respect to trade policy and existing, new or increased tariffs or other similar measures; changes to applicable laws and regulations, including tax laws; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$865.4	$807.2	$1,679.7	$1,607.7
Cost of sales	473.2	440.4	918.6	883.5
Gross profit	392.2	366.8	761.1	724.2
Selling, general and administrative expenses	203.6	182.8	413.0	377.9
Restructuring expenses and asset impairments	0.7	1.3	18.2	2.4
Operating income	187.9	182.7	329.9	343.9
Gain on sale of business	—	(4.6)	—	(4.6)
Other expense (income) – net	2.4	—	3.8	(2.7)
Interest expense – net	15.6	8.1	31.7	17.5
Income before income taxes	169.9	179.2	294.4	333.7
Provision for income taxes	38.8	38.0	67.9	71.2
Net income	131.1	141.2	226.5	262.5
Net loss attributable to noncontrolling interest	0.5	0.1	0.6	0.2
Net income attributable to IDEX	$131.6	$141.3	$227.1	$262.7

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.74	$1.86	$3.00	$3.46
Diluted earnings per common share attributable to IDEX	$1.74	$1.86	$3.00	$3.46

Share data:
Basic weighted average common shares outstanding	75.5	75.7	75.6	75.7
Diluted weighted average common shares outstanding	75.5	75.9	75.7	75.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$131.1	$141.2	$226.5	$262.5
Other comprehensive income (loss):
Pension and other postretirement adjustments, net of tax	(0.2)	(0.2)	(0.4)	(0.3)
Cumulative translation adjustment	125.6	(6.0)	179.5	(70.3)
Other comprehensive income (loss), net of tax	125.4	(6.2)	179.1	(70.6)
Comprehensive income	256.5	135.0	405.6	191.9
Comprehensive loss attributable to noncontrolling interest	0.5	0.1	0.6	0.2
Comprehensive income attributable to IDEX	$257.0	$135.1	$406.2	$192.1
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$568.2	$620.8
Receivables – net	476.1	465.9
Inventories – net	487.8	429.7
Other current assets	84.4	76.3
Total current assets	1,616.5	1,592.7
Property, plant and equipment – net of accumulated depreciation of $639.7 and $589.9 at June 30, 2025 and December 31, 2024, respectively	464.8	460.4
Goodwill	3,368.6	3,251.7
Intangible assets – net	1,269.4	1,284.8
Other noncurrent assets	156.8	155.7
Total assets	$6,876.1	$6,745.3
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$204.2	$197.8
Accrued expenses	271.3	278.7
Current portion of long-term borrowings	0.8	100.7
Dividends payable	53.5	52.5
Total current liabilities	529.8	629.7
Long-term borrowings – net	1,847.1	1,859.5
Deferred income taxes	283.2	267.2
Other noncurrent liabilities	205.6	194.8
Total liabilities	2,865.7	2,951.2
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $0.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $0.01 per share par value
Issued: 90.1 million shares at both June 30, 2025 and December 31, 2024	0.9	0.9
Treasury stock at cost: 14.7 million shares at June 30, 2025 and 14.2 million shares at December 31, 2024	(1,271.4)	(1,170.3)
Additional paid-in capital	883.6	864.8
Retained earnings	4,350.3	4,230.2
Accumulated other comprehensive income (loss)	48.2	(130.9)
Total shareholders’ equity	4,011.6	3,794.7
Noncontrolling interest	(1.2)	(0.6)
Total equity	4,010.4	3,794.1
Total liabilities and equity	$6,876.1	$6,745.3
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended June 30, 2025
Balance, March 31, 2025	90.1	$879.3	14.4	$(1,221.2)	$(77.2)	$4,325.7	$3,906.6	$(0.7)	$3,905.9
Net income (loss)	—	—	—	—	—	131.6	131.6	(0.5)	131.1
Other comprehensive income (net of tax of $0.1)	—	—	—	—	125.4	—	125.4	—	125.4
Net issuance of shares of treasury stock (net of tax of $—)	—	—	0.1	0.3	—	—	0.3	—	0.3
Repurchases of common stock (including excise tax of $0.5)	—	—	0.2	(50.5)	—	—	(50.5)	—	(50.5)
Share-based compensation	—	5.2	—	—	—	—	5.2	—	5.2
Cash dividends declared - $1.42 per common share	—	—	—	—	—	(107.0)	(107.0)	—	(107.0)
Balance, June 30, 2025	90.1	$884.5	14.7	$(1,271.4)	$48.2	$4,350.3	$4,011.6	$(1.2)	$4,010.4

Six Months Ended June 30, 2025
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	227.1	227.1	(0.6)	226.5
Other comprehensive income (net of tax of $0.1)	—	—	—	—	179.1	—	179.1	—	179.1
Net issuance of shares of treasury stock (net of tax of $2.7)	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Repurchases of common stock (including excise tax of $0.9)	—	—	0.5	(100.9)	—	—	(100.9)	—	(100.9)
Share-based compensation	—	18.8	—	—	—	—	18.8	—	18.8
Cash dividends declared - $1.42 per common share	—	—	—	—	—	(107.0)	(107.0)	—	(107.0)
Balance, June 30, 2025	90.1	$884.5	14.7	$(1,271.4)	$48.2	$4,350.3	$4,011.6	$(1.2)	$4,010.4

Three Months Ended June 30, 2024
Balance, March 31, 2024	90.1	$852.4	14.2	$(1,179.3)	$(110.2)	$4,055.7	$3,618.6	$(0.3)	$3,618.3
Net income (loss)	—	—	—	—	—	141.3	141.3	(0.1)	141.2
Other comprehensive loss (net of tax $0.1)	—	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Net issuance of shares of treasury stock (net of tax of $0.2)	—	—	—	0.2	—		0.2	—	0.2
Share-based compensation	—	4.4		—	—	—	4.4	—	4.4
Cash dividends declared - $1.38 per common share	—	—	—	—	—	(104.5)	(104.5)	—	(104.5)
Balance, June 30, 2024	90.1	$856.8	14.2	$(1,179.1)	$(116.4)	$4,092.5	$3,653.8	$(0.4)	$3,653.4

Six Months Ended June 30, 2024
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	262.7	262.7	(0.2)	262.5
Other comprehensive loss (net of tax of $0.1)	—	—	—	—	(70.6)	—	(70.6)	—	(70.6)
Net issuance of shares of treasury stock (net of tax of $2.4)	—	—	(0.1)	7.9	—	—	7.9	—	7.9
Share-based compensation	—	16.9	—	—	—	—	16.9	—	16.9
Cash dividends declared - $1.38 per common share	—	—	—	—	—	(104.5)	(104.5)	—	(104.5)
Balance, June 30, 2024	90.1	$856.8	14.2	$(1,179.1)	$(116.4)	$4,092.5	$3,653.8	$(0.4)	$3,653.4

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$226.5	$262.5
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of business	—	(4.6)
Asset impairments	0.6	—
Depreciation	37.4	32.5
Amortization of intangible assets	63.5	48.5
Share-based compensation expense	18.8	16.9
Deferred income taxes	1.6	0.4
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	1.6	(11.9)
Inventories – net	(45.6)	(19.8)
Other current assets	(21.8)	(12.2)
Trade accounts payable	(0.7)	0.3
Deferred revenue	6.4	0.3
Accrued expenses	(22.4)	(21.9)
Other – net	1.5	(0.8)
Net cash flows provided by operating activities	267.4	290.2
Cash flows from investing activities
Capital expenditures	(29.1)	(35.9)
Acquisition of business, net of cash acquired	4.2	1.6
Proceeds from sale of business, net of cash remitted	—	45.5
Other – net	0.4	0.5
Net cash flows (used in) provided by investing activities	(24.5)	11.7
Cash flows from financing activities
Borrowings under revolving credit facilities	50.0	—
Payment of long-term borrowings	(100.0)	(25.0)
Payments under revolving credit facilities	(92.7)	—
Cash dividends paid to shareholders	(105.9)	(100.7)
(Payments) proceeds from share issuances, net of shares withheld for taxes	(0.2)	7.9
Repurchases of common stock	(100.0)	—
Other – net	(0.4)	(0.4)
Net cash flows used in financing activities	(349.2)	(118.2)
Effect of exchange rate changes on cash and cash equivalents	37.4	(17.3)
Net (decrease) increase in cash and cash equivalents and restricted cash	(68.9)	166.4
Cash and cash equivalents and restricted cash at beginning of year(1)	638.9	534.3
Cash and cash equivalents and restricted cash at end of period(1)	$570.0	$700.7

Supplemental cash flow information
Cash paid for:
Interest	$36.7	$23.0
Income taxes – net	83.4	84.6

(1) Includes $1.8 million and $18.1 million of restricted cash at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, $1.4 million of the restricted cash has been included in Other current assets and $0.4 million has been included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. At December 31, 2024, $18.1 million was included in Other current assets in the Condensed Consolidated Balance Sheets. There was no restricted cash as of June 30, 2024 or December 31, 2023.

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire year.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public entities to disclose, within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of amounts for purchases of inventory, employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement disclosures and expects the standard will increase disclosures in the Company’s annual and interim reporting when adopted.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
2025 Acquisitions

Micro-LAM, Inc.

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) for cash consideration of $90.0 million, subject to customary adjustments, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance metrics over a two-year period. The acquisition was funded using additional borrowings under the Company’s Revolving Facility in July 2025. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Micro-LAM will operate in the Company’s Health & Science Technologies segment.

2024 Acquisitions

Mott Corporation

On September 5, 2024, the Company acquired Mott Corporation and its subsidiaries (“Mott”) in a stock acquisition. Mott is a leading microfiltration business specializing in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications. Headquartered in Farmington, Connecticut, Mott operates in the Scientific Fluidics & Optics reporting unit within the Company’s Health & Science Technologies segment. Mott was acquired for cash consideration of $982.0 million, net of cash acquired of $3.1 million. The purchase price was funded using a combination of cash on hand of $207.7 million, borrowings under the Company’s Revolving Facility of $279.3 million and net proceeds of $495.0 million from the issuance of the Company’s 4.950% Senior Notes (as defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $488.2 million and $412.8 million, respectively. The goodwill is expected to be primarily deductible for tax purposes.

As of June 30, 2025, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$82.3
Property, plant and equipment	52.1
Goodwill	488.2
Intangible assets	412.8
Other noncurrent assets	15.0
Total assets acquired	1,050.4
Current liabilities	(49.6)
Deferred income taxes	(7.6)
Other noncurrent liabilities	(11.2)
Net assets acquired(1)	$982.0

(1) In January 2025, the Company finalized the purchase price of Mott, resulting in a reduction to the purchase price of $4.2 million. Funds were received by the Company in January 2025.

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

Acquisition-Related Costs

The Company incurred acquisition-related costs of $1.6 million and $2.5 million during the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $3.8 million during the six months ended June 30, 2025 and 2024, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential transactions, including transactions that ultimately were not completed. There were no fair value inventory step-up charges recorded during the three and six months ended June 30, 2025 or the three months ended June 30, 2024. The Company recorded a $2.5 million fair value inventory step-up charge associated with the completed 2023 acquisition of STC Material Solutions in Cost of sales during the six months ended June 30, 2024.

Divestitures

The Company periodically reviews its businesses relative to its core business. As such, from time to time, the Company may sell various businesses or assets for a variety of reasons. Any resulting gain or loss recognized due to divestitures is recorded within Gain on sale of business in the Condensed Consolidated Statements of Income.

On June 3, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.5 million, net of cash remitted, resulting in an initial gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. During the three months ended September 30, 2024, the gain on the sale of Alfa Valvole was finalized, resulting in a downward adjustment to the gain on sale of $0.6 million for a final gain on sale of $4.0 million and final net proceeds received of $45.1 million. There was no income tax impact associated with this transaction in the Condensed Consolidated Statements of Income due to the participation exemption of its consolidated group. The results of Alfa Valvole were reported in the Valves reporting unit within the Fluid & Metering Technologies segment through the date of disposition.
3.    Business Segments

IDEX has three reportable business segments: Health & Science Technologies (“HST”), Fluid & Metering Technologies (“FMT”), and Fire & Safety/Diversified Products (“FSDP”).

The Company uses Adjusted EBITDA as its measure of segment performance. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction. Information on the Company’s business segments is presented below.

	Three Months Ended June 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$363.9	$310.5	$191.0	$865.4	$—	$865.4
Intersegment sales	1.4	0.4	0.5	2.3	(2.3)	—
Net sales	365.3	310.9	191.5	867.7	(2.3)	865.4
Adjusted segment cost of sales(1)	(217.0)	(153.0)	(105.5)	(475.5)	2.3	(473.2)
Other segment expenses(2)	(53.3)	(49.2)	(29.6)	(132.1)
Segment Adjusted EBITDA	$95.0	$108.7	$56.4	$260.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2024
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$303.0	$318.9	$185.3	$807.2	$—	$807.2
Intersegment sales	0.8	0.5	0.1	1.4	(1.4)	—
Net sales	303.8	319.4	185.4	808.6	(1.4)	807.2
Adjusted segment cost of sales(1)	(177.6)	(163.3)	(100.9)	(441.8)	1.4	(440.4)
Other segment expenses(2)	(42.0)	(48.4)	(30.7)	(121.1)
Segment Adjusted EBITDA	$84.2	$107.7	$53.8	$245.7

	Six Months Ended June 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$704.0	$600.7	$375.0	$1,679.7	$—	$1,679.7
Intersegment sales	2.8	0.7	0.8	4.3	(4.3)	—
Net sales	706.8	601.4	375.8	1,684.0	(4.3)	1,679.7
Adjusted segment cost of sales(1)	(418.2)	(299.3)	(205.4)	(922.9)	4.3	(918.6)
Other segment expenses(2)	(106.2)	(98.1)	(59.8)	(264.1)
Segment Adjusted EBITDA	$182.4	$204.0	$110.6	$497.0

	Six Months Ended June 30, 2024
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$612.4	$632.4	$362.9	$1,607.7	$—	$1,607.7
Intersegment sales	1.5	0.7	0.5	2.7	(2.7)	—
Net sales	613.9	633.1	363.4	1,610.4	(2.7)	1,607.7
Adjusted segment cost of sales(1)	(361.9)	(323.3)	(198.5)	(883.7)	2.7	(881.0)
Other segment expenses(2)	(86.4)	(96.7)	(59.7)	(242.8)
Segment Adjusted EBITDA	$165.6	$213.1	$105.2	$483.9
(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges. There were no step-up charges recorded during the three or six months ended June 30, 2025 or the three months ended June 30, 2024. There were step-up charges of $2.5 million recorded within the HST segment during the six months ended June 30, 2024.

(2) Other segment expenses consists primarily of selling, general and administrative expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ADJUSTED EBITDA
Health & Science Technologies	$95.0	$84.2	$182.4	$165.6
Fluid & Metering Technologies	108.7	107.7	204.0	213.1
Fire & Safety/Diversified Products	56.4	53.8	110.6	105.2
Segment Adjusted EBITDA	260.1	245.7	497.0	483.9
Corporate and other(1)	(22.9)	(21.5)	(51.8)	(51.4)
Interest expense – net	(15.6)	(8.1)	(31.7)	(17.5)
Depreciation(2)	(19.0)	(16.3)	(37.4)	(32.5)
Amortization of intangible assets(2)	(32.0)	(23.9)	(63.5)	(48.5)
Fair value inventory step-up charges	—	—	—	(2.5)
Restructuring expenses and asset impairments	(0.7)	(1.3)	(18.2)	(2.4)
Gain on sale of business	—	4.6	—	4.6
Income before income taxes	$169.9	$179.2	$294.4	$333.7

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Depreciation and amortization of intangible assets by segment for the three and six months ended June 30, 2025 and 2024 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
DEPRECIATION
Health & Science Technologies	$11.9	$9.5	$23.6	$18.9
Fluid & Metering Technologies	4.4	4.3	8.8	8.6
Fire & Safety/Diversified Products	2.4	2.2	4.6	4.5
Total Segments	18.7	16.0	37.0	32.0
Corporate and other	0.3	0.3	0.4	0.5
Total depreciation	$19.0	$16.3	$37.4	$32.5
AMORTIZATION OF INTANGIBLE ASSETS
Health & Science Technologies	$25.4	$17.2	$50.0	$34.9
Fluid & Metering Technologies	5.4	5.2	10.7	10.5
Fire & Safety/Diversified Products	1.2	1.5	2.8	3.1
Total amortization	$32.0	$23.9	$63.5	$48.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Health & Science Technologies	$4,254.5	$4,142.6
Fluid & Metering Technologies	1,669.8	1,609.4
Fire & Safety/Diversified Products	826.3	794.1
Total Segments	6,750.6	6,546.1
Corporate and other	125.5	199.2
Total assets	$6,876.1	$6,745.3

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

Revenue by reporting unit for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Scientific Fluidics & Optics	$209.0	$157.6	$403.0	$320.3
Performance Pneumatic Technologies	65.1	59.3	124.1	116.8
Sealing Solutions	61.3	59.8	121.9	120.3
Material Processing Technologies	29.9	27.1	57.8	56.5
Intersegment elimination	(1.4)	(0.8)	(2.8)	(1.5)
Health & Science Technologies	363.9	303.0	704.0	612.4
Pumps	109.1	101.4	214.9	203.3
Water	85.8	88.9	168.7	171.9
Energy	55.4	57.7	102.3	110.3
Agriculture	37.1	38.6	69.1	78.3
Valves	23.5	32.8	46.4	69.3
Intersegment elimination	(0.4)	(0.5)	(0.7)	(0.7)
Fluid & Metering Technologies	310.5	318.9	600.7	632.4
Fire & Safety	123.6	111.7	234.6	216.8
Dispensing	37.3	45.1	80.9	86.6
BAND-IT	30.6	28.6	60.3	60.0
Intersegment elimination	(0.5)	(0.1)	(0.8)	(0.5)
Fire & Safety/Diversified Products	191.0	185.3	375.0	362.9
Net sales	$865.4	$807.2	$1,679.7	$1,607.7

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$166.3	$175.7	$93.8	$435.8
North America, excluding U.S.	5.2	18.4	7.9	31.5
Europe	116.1	51.6	52.4	220.1
Asia	69.9	41.7	29.5	141.1
Other(1)	7.8	23.5	7.9	39.2
Intersegment elimination	(1.4)	(0.4)	(0.5)	(2.3)
Net sales	$363.9	$310.5	$191.0	$865.4

	Three Months Ended June 30, 2024
	HST	FMT	FSDP	IDEX
U.S.	$141.8	$181.2	$84.5	$407.5
North America, excluding U.S.	4.7	17.3	8.9	30.9
Europe	98.5	55.3	46.3	200.1
Asia	53.8	41.5	36.5	131.8
Other(1)	5.0	24.1	9.2	38.3
Intersegment elimination	(0.8)	(0.5)	(0.1)	(1.4)
Net sales	$303.0	$318.9	$185.3	$807.2

	Six Months Ended June 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$321.4	$344.5	$189.3	$855.2
North America, excluding U.S.	9.9	34.4	16.0	60.3
Europe	218.2	100.0	94.9	413.1
Asia	141.2	76.1	60.5	277.8
Other(1)	16.1	46.4	15.1	77.6
Intersegment elimination	(2.8)	(0.7)	(0.8)	(4.3)
Net sales	$704.0	$600.7	$375.0	$1,679.7

	Six Months Ended June 30, 2024
	HST	FMT	FSDP	IDEX
U.S.	$280.7	$353.8	$170.6	$805.1
North America, excluding U.S.	10.3	33.6	16.3	60.2
Europe	202.6	114.1	91.3	408.0
Asia	109.5	86.2	67.2	262.9
Other(1)	10.8	45.4	18.0	74.2
Intersegment elimination	(1.5)	(0.7)	(0.5)	(2.7)
Net sales	$612.4	$632.4	$362.9	$1,607.7

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

The composition of customer receivables was as follows:

	June 30, 2025	December 31, 2024
Billed receivables	$451.5	$443.2
Unbilled receivables	17.0	17.8
Total customer receivables	$468.5	$461.0

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

The composition of deferred revenue was as follows:

	June 30, 2025	December 31, 2024
Deferred revenue – current	$53.0	$50.7
Deferred revenue – noncurrent	18.2	13.2
Total deferred revenue	$71.2	$63.9

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	75.5	75.7	75.6	75.7
Dilutive effect of restricted stock, performance share units and stock options	—	0.2	0.1	0.2
Diluted weighted average common shares outstanding	75.5	75.9	75.7	75.9

Share-based payment awards of approximately 0.9 million and 0.5 million shares of common stock for the three months ended June 30, 2025 and 2024, respectively, and 0.8 million and 0.5 million shares of common stock for the six months ended June 30, 2025 and 2024, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

6.    Balance Sheet Components

	June 30, 2025	December 31, 2024
RECEIVABLES – NET
Customers	$468.5	$461.0
Other	17.4	14.7
Total	485.9	475.7
Less: allowance for credit losses	9.8	9.8
Receivables – net	$476.1	$465.9
INVENTORIES – NET
Raw materials and component parts	$309.9	$285.5
Work in process	51.4	34.4
Finished goods	126.5	109.8
Inventories – net	$487.8	$429.7
ACCRUED EXPENSES
Payroll and related items	$93.6	$105.0
Management incentive compensation	15.1	14.6
Income taxes payable	5.4	10.1
Warranty	14.0	13.6
Deferred revenue	53.0	50.7
Lease liability	27.7	26.1
Restructuring	7.8	0.9
Accrued interest	11.6	12.7
Other	43.1	45.0
Accrued expenses	$271.3	$278.7

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2025, by reportable business segment, were as follows:

	HST	FMT	FSDP	IDEX
Goodwill	$2,276.5	$785.2	$390.6	$3,452.3
Accumulated goodwill impairment losses	(149.8)	(20.7)	(30.1)	(200.6)
Balance at January 1, 2025	2,126.7	764.5	360.5	3,251.7
Foreign currency translation	80.6	15.8	15.9	112.3
Measurement period adjustments	4.6	—	—	4.6
Balance at June 30, 2025	$2,211.9	$780.3	$376.4	$3,368.6

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.6	$(2.1)	$0.5	$2.5	$(2.0)	$0.5
Trade names	210.8	(69.6)	141.2	201.4	(60.0)	141.4
Customer relationships	1,125.6	(336.5)	789.1	1,078.8	(278.7)	800.1
Unpatented technology	323.9	(86.5)	237.4	325.4	(85.1)	240.3
Software	15.9	(5.6)	10.3	15.2	(3.6)	11.6
Total amortized intangible assets	1,678.8	(500.3)	1,178.5	1,623.3	(429.4)	1,193.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,769.7	$(500.3)	$1,269.4	$1,714.2	$(429.4)	$1,284.8
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events occur or circumstances change that indicate an asset may be impaired. The Company’s policy is to assess for impairment annually as of October 31. Based on the results of the Company’s most recent annual impairment test at October 31, 2024, all reporting units and indefinite-lived intangible assets had fair values in excess of their carrying values. There have been no events or circumstances since the last assessment date that would have required an interim impairment test.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Amortization of intangible assets was $32.0 million and $63.5 million for the three and six months ended June 30, 2025, respectively, and $23.9 million and $48.5 million for the three and six months ended June 30, 2024, respectively. Based on the intangible asset balances as of June 30, 2025, expected amortization expense for the remaining six months of 2025 and for the years 2026 through 2029 is as follows:

Estimated Amortization
Remainder of 2025	$64.9
2026	128.5
2027	125.0
2028	122.1
2029	112.1

8.   Borrowings

Borrowings at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)(1)	$—	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(1)	256.6	269.8
Other borrowings	1.3	1.5
Total borrowings	1,857.9	1,971.3
Less: current portion	0.8	100.7
Less: unamortized debt issuance costs and discount on debt	10.0	11.1
Long-term borrowings	$1,847.1	$1,859.5

(1) During June 2025, the Company drew down an aggregate amount of $50.0 million under the Revolving Facility. These funds and cash on hand were used to repay the 3.37% Senior Notes upon their maturity. The draw of $50.0 million under the Revolving Facility was repaid on June 30, 2025. At June 30, 2025, there was $256.6 million outstanding under the Revolving Facility and $2.8 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $540.6 million. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.24% and 3.48% for the three and six months ended June 30, 2025, respectively, and 4.46% for the year ended December 31, 2024.

At June 30, 2025, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

9.    Fair Value Measurements

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2025 and December 31, 2024:

	Basis of Fair Value Measurements
	June 30, 2025	December 31, 2024
	Level 1	Level 1
Trading securities - mutual funds held in nonqualified SERP(1)	$11.2	$10.6

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2025 or the year ended December 31, 2024.

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

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,777.4	$1,856.8	$1,855.0	$1,970.1

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

2025 Initiative

During the six months ended June 30, 2025, the Company primarily incurred severance costs related to organizational changes, designed with the focus of connecting scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. These changes are expected to enable the Company to self-fund more growth resources, increase sourcing productivity, improve agility and speed of decision making and position the Company closer to the customer for maximum impact. The three and six months ended June 30, 2025 also included asset impairments of $0.6 million related to property, plant and equipment within the HST segment.

Pre-tax Restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30, 2025
	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$—	$0.1	$0.6	$0.7
Fluid & Metering Technologies	—	—	—	—
Fire & Safety/Diversified Products	—	—	—	—
Corporate/Other	—	—	—	—
Total restructuring expenses and asset impairments	$—	$0.1	$0.6	$0.7

	Six Months Ended June 30, 2025
	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$11.4	$0.1	$0.6	$12.1
Fluid & Metering Technologies	4.2	—	—	4.2
Fire & Safety/Diversified Products	1.6	—	—	1.6
Corporate/Other	0.3	—	—	0.3
Total restructuring expenses and asset impairments	$17.5	$0.1	$0.6	$18.2

The Company expects to incur additional restructuring charges of approximately $3 million to $7 million primarily related to severance related to these actions during the remainder of 2025.

2024 Initiative

During the three and six months ended June 30, 2024, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of market conditions. There were no exit costs or asset impairments incurred during the three and six months ended June 30, 2024.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Pre-tax restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2024 were as follows:

	Severance Costs
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Health & Science Technologies	$1.1	$1.6
Fluid & Metering Technologies	0.1	0.6
Fire & Safety/Diversified Products	0.1	0.1
Corporate/Other	—	0.1
Restructuring expenses and asset impairments	$1.3	$2.4

Restructuring accruals reflected in Accrued expenses in the Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2025	$0.9
Restructuring expenses(1)	17.5
Payments, utilization and other	(10.6)
Balance at June 30, 2025	$7.8

(1) Excludes $0.6 million of asset impairments related to property, plant and equipment and $0.1 million of exit costs.

11.    Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2025
Balance, March 31, 2025(1)	$(83.6)	$6.4	$(77.2)
Other comprehensive income before reclassification adjustments	125.6	—	125.6
Gain reclassified from Accumulated other comprehensive income (loss)(2)(3)	—	(0.3)	(0.3)
Tax impact	—	0.1	0.1
Net other comprehensive income (loss)(1)	125.6	(0.2)	125.4
Balance, June 30, 2025(1)	$42.0	$6.2	$48.2

	Six Months Ended June 30, 2025
Balance, December 31, 2024(1)	$(137.5)	$6.6	$(130.9)
Other comprehensive income before reclassification adjustments	179.5	—	179.5
Gain reclassified from Accumulated other comprehensive income (loss)(2)(3)	—	(0.5)	(0.5)
Tax impact	—	0.1	0.1
Net other comprehensive income (loss)(1)	179.5	(0.4)	179.1
Balance, June 30, 2025(1)	$42.0	$6.2	$48.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2024
Balance, March 31, 2024(1)	$(113.6)	$3.4	$(110.2)
Other comprehensive loss before reclassification adjustments	(11.5)	—	(11.5)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.3)	(0.3)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax impact	—	0.1	0.1
Net other comprehensive loss(1)	(6.0)	(0.2)	(6.2)
Balance, June 30, 2024(1)	$(119.6)	$3.2	$(116.4)

	Six Months Ended June 30, 2024
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)
Other comprehensive loss before reclassification adjustments	(75.8)	—	(75.8)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.4)	(0.4)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax impact	—	0.1	0.1
Net other comprehensive loss(1)	(70.3)	(0.3)	(70.6)
Balance, June 30, 2024(1)	$(119.6)	$3.2	$(116.4)

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

12.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. During the six months ended June 30, 2025, the Company repurchased a total of 0.5 million shares at a cost of $100.9 million (which includes excise taxes of $0.9 million which will be paid in 2026). There were no share repurchases during the six months ended June 30, 2024. As of June 30, 2025, the amount of share repurchase authorization remaining was $439.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average fair value of grants	n/a	$62.41	$46.74	$63.72
Dividend yield	n/a	1.13%	1.41%	1.09%
Volatility	n/a	26.43%	23.06%	26.67%
Risk-free interest rate	n/a	4.42%	4.28%	4.31%
Expected life (in years)	n/a	4.60	4.70	4.60

A summary of the Company’s stock option activity as of June 30, 2025 and changes during the six months ended June 30, 2025 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	998,856	$191.96	6.63	$24.9
Granted	82,470	196.07
Exercised	(18,376)	139.06
Forfeited	(55,675)	213.62
Outstanding at June 30, 2025	1,007,275	$192.07	6.35	$8.9
Vested and expected to vest as of June 30, 2025	992,870	$191.56	6.32	$8.9
Exercisable at June 30, 2025	696,076	$180.96	5.44	$8.9

As of June 30, 2025, there was $6.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and generally cliff vest after one year for non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of June 30, 2025 and changes during the six months ended June 30, 2025 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	175,991	$201.27
Granted	84,570	194.02
Vested	(27,327)	197.18
Forfeited	(18,177)	206.11
Unvested at June 30, 2025	215,057	$198.53

As of June 30, 2025, there was $18.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At June 30, 2025 and December 31, 2024, the Company had accrued $3.1 million and $4.0 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $1.6 million and $2.4 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2025 and changes during the six months ended June 30, 2025 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2025	55,395	$209.29
Granted	30,490	195.99
Vested	(15,020)	192.90
Forfeited	(3,832)	175.57
Unvested at June 30, 2025	67,033	$175.57

As of June 30, 2025, there was $5.4 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.2 years.

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

A summary of the Company’s performance share unit activity as of June 30, 2025 and changes during the six months ended June 30, 2025 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	72,825	$299.87
Granted	43,360	216.98
Vested	(15,530)	234.23
Forfeited	(15,320)	256.31
Unvested at June 30, 2025	85,335	$275.57

On January 31, 2025, 23,875 performance share units vested. Based on the Company’s relative total shareholder return rank during the three-year period ended January 31, 2025, the Company achieved a 65% payout factor and issued 15,530 common shares in February 2025 for awards that vested in 2025.

As of June 30, 2025, there was $4.6 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Summary of Share-Based Compensation Expense

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options expense	$1.1	$1.5	$4.3	$6.9
Restricted stock expense	3.3	2.1	8.8	4.1
Cash-settled restricted stock expense	0.6	(0.3)	1.2	1.6
Performance share units expense	0.8	0.8	5.7	5.9
Total pre-tax share-based compensation expense(1)	5.8	4.1	20.0	18.5
Income tax benefit	(1.2)	(0.7)	(2.4)	(1.6)
Total share-based compensation expense, net of income taxes	$4.6	$3.4	$17.6	$16.9

(1) Pre-tax compensation cost is recognized in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$0.3	$0.2	$1.1	$1.0
Selling, general and administrative expenses	5.5	3.9	19.5	17.5
Restructuring expenses and asset impairments(2)	—	—	(0.6)	—
Total pre-tax share-based compensation expense	$5.8	$4.1	$20.0	$18.5

(2) During the six months ended June 30, 2025, a benefit of $0.6 million was recognized in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income related to forfeitures of share-based compensation awards resulting from previously announced restructuring actions initiated during the first quarter.

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

	Pension Benefits
	Three Months Ended June 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.5	$—	$0.4
Interest cost	0.1	0.6	0.1	0.7
Expected return on plan assets	—	(0.4)	—	(0.5)
Net amortization	0.1	(0.2)	0.1	(0.1)
Net periodic cost	$0.2	$0.5	$0.2	$0.5

	Pension Benefits
	Six Months Ended June 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.8	$—	$0.8
Interest cost	0.2	1.2	0.2	1.3
Expected return on plan assets	—	(0.9)	(0.1)	(0.9)
Net amortization	0.1	(0.2)	0.2	(0.1)
Net periodic cost	$0.3	$0.9	$0.3	$1.1

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Net amortization	(0.2)	(0.3)	(0.4)	(0.5)
Net periodic cost	$0.1	$—	$0.2	$0.1
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

The Company expects to contribute approximately $3.7 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2025. The Company contributed a total of $2.4 million to fund these plans during both the six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$169.9	$179.2	$294.4	$333.7
Provision for income taxes	38.8	38.0	67.9	71.2
Effective tax rate	22.9%	21.2%	23.1%	21.4%

The effective tax rate for the three and six months ended June 30, 2025 reflects a discrete tax benefit related to the finalization of a prior year preferential rate with taxing authorities in a foreign jurisdiction. This discrete tax benefit was partially offset by the impact of state tax law changes enacted in June 2025, foreign tax differentials related to increased tax rates and the mix of earnings in higher tax rate jurisdictions.

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

The One, Big, Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. Key income tax related provisions of the OBBBA expected to impact the Company include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code Section 174, extension of bonus depreciation, and revisions to international tax regimes. The Company is still evaluating the financial implications of the OBBBA but does not currently expect a material impact on the Company’s financial statements.

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

Overview

IDEX is an applied solutions provider specializing in the manufacturing of health and science technologies, fluid and metering technologies, and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business, as well as by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain markets and overall industrial activity are important factors that influence the demand for IDEX’s products.

Highlights
(All comparisons are against the same period in 2024 unless otherwise noted)

Three Months Ended June 30, 2025

•Record reported Net sales of $865.4 million increased 7% overall and increased 1% organically*
•Reported diluted earnings per common share (“EPS”) attributable to IDEX of $1.74 decreased 6%
•Adjusted diluted EPS attributable to IDEX* of $2.07 was relatively flat

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the heading “Non-GAAP Disclosures.”

During the second quarter of 2025, the Company delivered strong operating performance, despite persistent macroeconomic uncertainty. Strong price/cost execution helped mitigate the impact of volume pressure driven by ongoing tariff related uncertainty in the market. Operating results during the quarter also benefited from the acquisition of Mott Corporation and its subsidiaries (“Mott”). Diluted EPS declined year-over-year reflecting higher amortization expense and interest costs related to the financing of the acquisition of Mott during the third quarter of 2024. Adjusted diluted EPS was relatively flat compared to the same prior year period.

While overall order trends were favorable coming into the second quarter, industrial day rates declined late in the quarter and hesitation around larger order commitments increased, reflecting the continued macroeconomic uncertainty, with some customers ordering with greater caution and delaying larger commitments to improve their production capacity or capabilities. The Company has taken actions, such as increasing price, reducing costs and implementing supply chain strategies to mitigate the impact of tariffs and geopolitical uncertainty. However, the landscape continues to evolve. The Company will continue to take such actions and believes it is well positioned given the criticality of our solutions, which generally constitute a relatively small part of the bill of materials. IDEX businesses also generally operate locally with teams that are well equipped to adapt with agility. However, IDEX cannot be certain these strategies will entirely mitigate macroeconomic shifts, including if demand otherwise decreases. The Company remains focused on optimizing its business portfolio and expects its strong cash generation and balance sheet will continue to enable opportunistic capital deployment to generate shareholder value sustainably in the long run.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In millions, except per share amounts)	2025	2024	$	% / bps	2025	2024	$	% / bps
Domestic sales	$435.8	$407.5	$28.3	7%	$855.2	$805.1	$50.1	6%
International sales	429.6	399.7	29.9	7%	824.5	802.6	21.9	3%
Net sales	865.4	807.2	58.2	7%	1,679.7	1,607.7	72.0	4%
Cost of sales	473.2	440.4	32.8	7%	918.6	883.5	35.1	4%
Gross profit	392.2	366.8	25.4	7%	761.1	724.2	36.9	5%
Gross margin	45.3%	45.4%	n/a	(10) bps	45.3%	45.0%	n/a	30 bps
Selling, general and administrative expenses	203.6	182.8	20.8	11%	413.0	377.9	35.1	9%
Restructuring expenses and asset impairments	0.7	1.3	(0.6)	(46%)	18.2	2.4	15.8	NM
Operating income	187.9	182.7	5.2	3%	329.9	343.9	(14.0)	(4%)
Gain on sale of business	—	(4.6)	4.6	(100%)	—	(4.6)	4.6	(100%)
Other expense (income) – net	2.4	—	2.4	NM	3.8	(2.7)	6.5	(241%)
Interest expense – net	15.6	8.1	7.5	93%	31.7	17.5	14.2	81%
Income before income taxes	169.9	179.2	(9.3)	(5%)	294.4	333.7	(39.3)	(12%)
Provision for income taxes	38.8	38.0	0.8	2%	67.9	71.2	(3.3)	(5%)
Effective tax rate	22.9%	21.2%	n/a	170 bps	23.1%	21.4%	n/a	170 bps
Net income attributable to IDEX	$131.6	$141.3	$(9.7)	(7%)	$227.1	$262.7	$(35.6)	(14%)
Diluted earnings per common share attributable to IDEX	$1.74	$1.86	$(0.12)	(6%)	$3.00	$3.46	$(0.46)	(13%)
NM - Not Meaningful
Net Sales

Net sales for both the three and six months ended June 30, 2025 increased as compared to the same prior year periods as a result of contributions from the acquisition of Mott. Organic sales for the same periods increased 1% and were flat, respectively, which reflected positive price and targeted growth initiatives in the Company’s Health & Science Technologies and Fire & Safety/Diversified Products segments. These increases were partially and fully offset by lower volumes during the three and six months ended June 30, 2025, respectively, primarily within the Fluid & Metering Technologies segment.

Gross Profit and Gross Margin

Gross profit and Gross margin for both the three and six months ended June 30, 2025 were positively impacted by price/cost and operational productivity improvements, and were negatively impacted by volume deleverage and unfavorable mix. Platform optimization savings resulting from restructuring actions taken during 2025 mitigated increases in other employee-related costs. Gross profit for both the three and six months ended June 30, 2025 was also positively impacted by the Mott acquisition, net of divestitures, while Gross margin for both the three and six months ended June 30, 2025 was negatively impacted by the Mott acquisition, net of divestitures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for both the three and six months ended June 30, 2025 increased by $16.9 million and $33.5 million from acquisitions, net of divestitures, including amortization, respectively, as well as higher employee-related costs and increased professional services spending as compared to the same prior year periods. These increases were partially offset by lower discretionary spending.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments primarily relate to severance expense for restructuring actions taken during the respective periods presented. Severance costs during the six months ended June 30, 2025 were incurred in conjunction with organizational changes, primarily designed to connect scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. For additional information regarding restructuring expenses and asset impairments, refer to Note 10, “Restructuring Expenses and Asset Impairments,” in the Notes to Condensed Consolidated Financial Statements.

Gain on Sale of Business

During the three and six months ended June 30, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.5 million, net of cash remitted, resulting in an initial gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. For additional information regarding the divestiture of Alfa Valvole, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Other Expense (Income) – Net

Other expense (income) – net during the three and six months ended June 30, 2025 primarily reflects the impact of foreign currency transactions.

Interest Expense – Net

Interest expense – net for the three and six months ended June 30, 2025 increased primarily due to the impact of higher debt outstanding used to finance the acquisition of Mott, partially offset by reductions in interest expense related to the payoff of the Company’s Term Facility in 2024.

Income Taxes

The effective tax rate was 22.9% and 23.1% for the three and six months ended June 30, 2025, respectively, as compared to 21.2% and 21.4% during the same periods in 2024, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2025 was primarily due to a more favorable net impact of discrete one-time tax items in the prior year periods as compared to the current year periods. Additionally, the effective tax rate for the three and six months ended June 30, 2025 was unfavorably impacted by state tax law changes enacted in June 2025, foreign tax differentials related to increased tax rates and the mix of earnings in higher tax rate jurisdictions. For additional information, refer to Note 16, “Income Taxes”, in the Notes to Condensed Consolidated Financial Statements.

In October 2021, members of the Organization for Economic Co-operation and Development (“OECD”)and G20 Inclusive Framework on Base Erosion and Profit Shifting agreed to a two-pillar solution to address the tax challenges associated with the digitalization of the economy. In December 2021, the OECD released the Pillar Two Model Rules (“Pillar Two”), which define the global minimum tax and call for the taxation of large corporations at a minimum rate of 15%. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation, and other countries are in the process of introducing draft legislation to implement the minimum tax directive. Many aspects of Pillar Two became effective January 1, 2025; however, nearly all of the jurisdictions in which IDEX operates have an effective tax rate above the 15% threshold. Therefore, the Company does not expect a material impact from the Pillar Two income tax rules. We are continuing to monitor legislative developments and evaluate financial results for changes in the expected impact.

Results of Reportable Business Segments

The Company has three reportable segments: Health & Science Technologies (“HST”), Fluid & Metering Technologies (“FMT”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 13, “Business Segments and Geographic Information,” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management’s measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	HST	FMT	FSDP	Total	HST	FMT	FSDP	Total
Net sales as a percent of total	42%	36%	22%	100%	42%	36%	22%	100%
Adjusted EBITDA(1)	36%	42%	22%	100%	37%	41%	22%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $22.9 million and $51.8 million for the three and six months ended June 30, 2025, respectively.

Health & Science Technologies Segment

	Three Months Ended June 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$166.3	$141.8	17%
International sales	199.0	162.0	23%
Net sales	$365.3	$303.8	20%	4%	15%	1%	20%
Adjusted EBITDA	95.0	84.2	13%	2%	9%	2%	13%
Adjusted EBITDA margin	26.0%	27.7%	(170) bps	(40) bps	(130) bps	—	(170) bps

	Six Months Ended June 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$321.4	$280.7	14%
International sales	385.4	333.2	16%
Net sales	$706.8	$613.9	15%	1%	14%	—	15%
Adjusted EBITDA	182.4	165.6	10%	1%	9%	—	10%
Adjusted EBITDA margin	25.8%	27.0%	(120) bps	(10) bps	(110) bps	—	(120) bps

(1) Acquisitions include Mott, acquired in September 2024.

•Organic sales for the three and six months ended June 30, 2025 were positively impacted by positive price, targeted growth initiatives and favorable volumes in the Company’s aerospace/defense businesses, and negatively impacted by lower volumes within the Company’s semiconductor, automotive and industrial businesses. Our pharmaceutical businesses delivered favorable volumes during the three months ended June 30, 2025, but were flat during the six months ended June 30, 2025.
•Adjusted EBITDA margin for the three months ended June 30, 2025 decreased primarily due to the Mott acquisition and unfavorable mix. Operational productivity improvements and platform optimization savings offset increases in other employee-related costs, including higher variable compensation. Adjusted EBITDA margin for the six months ended June 30, 2025 decreased primarily due to the Mott acquisition. Volume deleverage was offset by net productivity improvements. Operational productivity improvements and platform optimization savings more than offset increases in other employee-related costs, including higher variable compensation.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$175.7	$181.2	(3%)
International sales	135.2	138.2	(2%)
Net sales	$310.9	$319.4	(3%)	(2%)	(2%)	1%	(3%)
Adjusted EBITDA	108.7	107.7	1%	1%	(1%)	1%	1%
Adjusted EBITDA margin	35.0%	33.7%	130 bps	110 bps	20 bps	—	130 bps

	Six Months Ended June 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$344.5	$353.8	(3%)
International sales	256.9	279.3	(8%)
Net sales	$601.4	$633.1	(5%)	(3%)	(2%)	—	(5%)
Adjusted EBITDA	204.0	213.1	(4%)	(3%)	(1%)	—	(4%)
Adjusted EBITDA margin	33.9%	33.7%	20 bps	—	20 bps	—	20 bps

(1) Divestitures included Alfa Valvole sold in June 2024.

•Organic sales for the three and six months ended June 30, 2025 were negatively impacted by lower volumes in several end markets, including the Company’s chemical, water, energy, agriculture and semiconductor businesses, partially offset by positive price.
•Adjusted EBITDA margin for the three and six months ended June 30, 2025 reflected positive price/cost and net productivity improvements, resulting from operational productivity improvements and platform optimization savings, which more than offset increases in other employee-related costs. The three and six months ended June 30, 2025 also reflected the accretive impact of the Alfa Valvole divestiture. These increases were partly and fully offset by volume deleverage during the three and six months ended June 30, 2025, respectively.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$93.8	$84.5	11%
International sales	97.7	100.9	(3%)
Net sales	$191.5	$185.4	3%	2%	—	1%	3%
Adjusted EBITDA	56.4	53.8	5%	3%	—	2%	5%
Adjusted EBITDA margin	29.4%	29.0%	40 bps	40 bps	—	—	40 bps

	Six Months Ended June 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$189.3	$170.6	11%
International sales	186.5	192.8	(3%)
Net sales	$375.8	$363.4	3%	3%	—	—	3%
Adjusted EBITDA	110.6	105.2	5%	5%	—	—	5%
Adjusted EBITDA margin	29.4%	28.9%	50 bps	50 bps	—	—	50 bps

•Organic sales for the three and six months ended June 30, 2025 increased as a result of positive price, strong North America Fire OEM demand and targeted growth initiatives in the Company’s Fire and Safety businesses, partially offset by lower volumes due to the timing of Dispensing projects in emerging markets.
•Adjusted EBITDA margin increased for the three and six months ended June 30, 2025 primarily due to positive price/cost, which more than offset unfavorable productivity and mix. The three months ended June 30, 2025 also reflected volume deleverage, while the six months ended June 30, 2025 benefited from volume leverage.

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

Select key liquidity metrics at June 30, 2025 are as follows:

(In millions)	June 30, 2025
Working capital	$1,086.7
Current ratio	3.1 to 1
Cash and cash equivalents	$568.2
Cash held outside of the United States	504.6
Revolving Facility capacity	$800.0
Borrowings	256.6
Letters of credit	2.8
Revolving Facility availability	$540.6

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of June 30, 2025 and December 31, 2024:

(In millions)	June 30, 2025	December 31, 2024	Change	Organic Change
Receivables – net	$476.1	$465.9	$10.2	$(1.6)
Inventories – net	487.8	429.7	58.1	45.6
Less: Trade accounts payable	204.2	197.8	6.4	(0.9)
Operating working capital	$759.7	$697.8	$61.9	$44.9

Acquisitions and foreign currency translation increased Operating working capital by $17.0 million during the six months ended June 30, 2025. Apart from these items, the primary driver of the change in operating working capital was inventories, which increased early in the year to support planned production.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In millions)	2025	2024	Change
Net cash flows provided by (used in):
Operating activities	$267.4	$290.2	$(22.8)
Investing activities	(24.5)	11.7	(36.2)
Financing activities	(349.2)	(118.2)	(231.0)

Operating Activities

Operating cash flows decreased $22.8 million in the six months ended June 30, 2025 as compared to the same prior year period primarily due to higher investments in operating working capital driven by higher inventory purchases early in the year to support planned production, higher severance payments made in conjunction with the organizational changes during 2025 and higher interest payments on the 4.950% Senior Notes borrowed during the third quarter of 2024 to fund the acquisition of Mott. The decreases were partly offset by higher sales.

Investing Activities

Investing cash flows decreased $36.2 million in the six months ended June 30, 2025 as compared to the prior year period driven by the absence of proceeds of $45.5 million received in the prior year from the sale of Alfa Valvole in June 2024. This decrease was partly offset by lower capital expenditures during the six months ended June 30, 2025, which decreased $6.8 million as compared to the prior year period and $4.2 million of funds received during the current year in connection with the finalization of the Mott purchase price, as compared to $1.6 million of funds received in connection with the finalization of the STC Material Solutions purchase price during the prior year.

Financing Activities

Financing cash flows decreased $231.0 million during the six months ended June 30, 2025 as compared to the prior year period primarily due to $100.0 million of share repurchases, an increase of $75.0 million in repayments on long-term borrowings and $42.7 million of higher net payments on the Revolving Facility. The six months ended June 30, 2025 also included lower proceeds from stock option exercises, net of shares withheld for taxes, which decreased $8.1 million, and higher dividends paid to shareholders, which increased $5.2 million, as compared to the prior year period.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows provided by operating activities	$267.4	$290.2
Less: capital expenditures	29.1	35.9
Free cash flow	$238.3	$254.3

Cash Requirements

Micro-LAM Acquisition

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) for cash consideration of $90.0 million, subject to customary adjustments, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance metrics over a two-year period. The acquisition was funded using additional borrowings under the Company’s Revolving Facility in July 2025. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Micro-LAM will operate in the Company’s Health & Science Technologies segment.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $29.1 million and $35.9 million in the first six months of 2025 and 2024, respectively.

Share Repurchases

During the six months ended June 30, 2025, the Company repurchased 0.5 million shares at a cost of $100.0 million. There were no share repurchases during the six months ended June 30, 2024. As of June 30, 2025, the amount of share repurchase authorization remaining was $439.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. For additional information regarding the Company’s share repurchase program, refer to Note 12, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $105.9 million during the six months ended June 30, 2025 compared with $100.7 million during the six months ended June 30, 2024.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2025, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 12.94 to 1 for covenant calculation purposes and the leverage ratio was 2.08 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

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

Off-Balance Sheet Arrangements

The Company had $27.8 million of letters of credit as of June 30, 2025, primarily issued as security for insurance and other performance obligations. Of the $27.8 million of letters of credit, only $2.8 million reduced the Company’s borrowing capacity under the Revolving Facility as of June 30, 2025. The Company has restricted cash of $1.8 million as of June 30, 2025, which represents cash held as collateral for standby letters of credit issued by Mott and is required to keep the balance in a separate account for the duration of the letters of credit. During the second quarter of 2025, $16.3 million of the $18.1 million restricted cash at December 31, 2024 was released from restriction as the related standby letters of credit expired, $2.0 million of which have been replaced during the second quarter of 2025 under other existing facilities that do not reduce the Company’s borrowing capacity.

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

1. Reconciliations of the Change in Net Sales to Organic Sales

	HST	FMT	FSDP	IDEX
	Three Months Ended June 30, 2025
Change in net sales	20%	(3%)	3%	7%
Less:
Net impact from acquisitions/divestitures(1)	15%	(2%)	—%	5%
Impact from foreign currency(2)	1%	1%	1%	1%
Change in organic net sales	4%	(2%)	2%	1%

	Six Months Ended June 30, 2025
Change in net sales	15%	(5%)	3%	4%
Less:
Net impact from acquisitions/divestitures(1)	14%	(2%)	—%	4%
Impact from foreign currency(2)	—%	—%	—%	—%
Change in organic sales	1%	(3%)	3%	—%

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

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	$392.2	$366.8	$761.1	$724.2
Fair value inventory step-up charges	—	—	—	2.5
Adjusted gross profit	$392.2	$366.8	$761.1	$726.7

Net sales	$865.4	$807.2	$1,679.7	$1,607.7

Gross margin	45.3%	45.4%	45.3%	45.0%
Adjusted gross margin	45.3%	45.4%	45.3%	45.2%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported net income attributable to IDEX	$131.6	$141.3	$227.1	$262.7
Fair value inventory step-up charges	—	—	—	2.5
Tax impact on fair value inventory step-up charges	—	—	—	(0.5)
Restructuring expenses and asset impairments(1)	0.4	1.3	17.9	2.4
Tax impact on restructuring expenses and asset impairments	(0.2)	(0.3)	(4.3)	(0.6)
Gain on sale of business	—	(4.6)	—	(4.6)
Tax impact on gain of sale of business	—	—	—	—
Acquisition-related intangible asset amortization	32.0	23.9	63.5	48.5
Tax impact on acquisition-related intangible asset amortization	(7.3)	(5.5)	(14.7)	(11.1)
Adjusted net income attributable to IDEX	$156.5	$156.1	$289.5	$299.3

Reported diluted EPS attributable to IDEX	$1.74	$1.86	$3.00	$3.46
Fair value inventory step-up charges	—	—	—	0.03
Tax impact on fair value inventory step-up charges	—	—	—	(0.01)
Restructuring expenses and asset impairments(1)	0.01	0.02	0.24	0.03
Tax impact on restructuring expenses and asset impairments	—	—	(0.06)	(0.01)
Gain on sale of business	—	(0.06)	—	(0.06)
Tax impact on gain of sale of business	—	—	—	—
Acquisition-related intangible asset amortization	0.42	0.31	0.83	0.64
Tax impact on acquisition-related intangible asset amortization	(0.10)	(0.07)	(0.19)	(0.14)
Adjusted diluted EPS attributable to IDEX	$2.07	$2.06	$3.82	$3.94

Diluted weighted average shares outstanding	75.5	75.9	75.7	75.9
(1) This adjustment represents the amount of Restructuring expenses and asset impairments attributable to IDEX. Restructuring expenses and asset impairments of $0.7 million and $18.2 million on the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2025, respectively, included charges of $0.6 million recognized by the Company’s joint venture, $0.3 million of which was attributable to noncontrolling interest.

4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported net income	$131.1	$141.2	$226.5	$262.5
Provision for income taxes	38.8	38.0	67.9	71.2
Interest expense – net	15.6	8.1	31.7	17.5
Gain on sale of business	—	(4.6)	—	(4.6)
Depreciation	19.0	16.3	37.4	32.5
Amortization	32.0	23.9	63.5	48.5
Fair value inventory step-up charges	—	—	—	2.5
Restructuring expenses and asset impairments	0.7	1.3	18.2	2.4
Adjusted EBITDA	$237.2	$224.2	$445.2	$432.5

Adjusted EBITDA Components
HST	$95.0	$84.2	$182.4	$165.6
FMT	108.7	107.7	204.0	213.1
FSDP	56.4	53.8	110.6	105.2
Corporate and other	(22.9)	(21.5)	(51.8)	(51.4)
Total Adjusted EBITDA	$237.2	$224.2	$445.2	$432.5

Net sales	$865.4	$807.2	$1,679.7	$1,607.7

Net income margin	15.1%	17.5%	13.5%	16.3%
Adjusted EBITDA margin	27.4%	27.8%	26.5%	26.9%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2025 to April 30, 2025	—	$—	—	$489,689,272
May 1, 2025 to May 31, 2025	268,586	186.16	268,586	439,689,289
June 1, 2025 to June 30, 2025	—	—	—	439,689,289
Total	268,586	$186.16	268,586	$439,689,289

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
(2)On March 17, 2020, the Company’s Board of Directors (the “Board”) approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of $300.0 million on December 1, 2015. These authorizations have no expiration date and exclude fees, commissions, excise taxes and other expenses related to such common stock repurchases.

Item 5.    Other Information

Amendment and Restatement of Bylaws

On and effective July 28, 2025, the Board adopted amended and restated bylaws of the Company (the bylaws, as so amended and restated, the “Amended and Restated Bylaws”). The Amended and Restated Bylaws, among other things:

•Align the Company’s bylaws with developments in Delaware law and current practice;

•Enhance procedures with respect to stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) at meetings of stockholders or by written consent;
•In some cases, limit, and, in other cases, specify additional types of information and representations that a proposing or nominating stockholder or a stockholder’s proposed director nominees must provide to the Company;
•Clarify that the number of nominees a stockholder may include in a nomination notice or nominate for election may not exceed the number of directors to be elected at the applicable meeting and that no stockholder may make additional or substitute nominations following the expiration of the time period for providing a nomination notice;
•Require that to be eligible for election or appointment as a director, a person make himself or herself available to be interviewed by the Board (or any Board committee or other subset of the Board) within 10 days following the date of any reasonable request therefor from the Board or any Board committee;
•Authorize the Chief Executive Officer, rather than the President, of the Company to designate the duties and powers of officers other than the Chief Executive Officer and President; and
•Implement non-substantive, technical, clarifying and conforming changes, including in furtherance of gender neutrality.

The foregoing summary of the amendments effected by the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are filed as Exhibit 3.1 hereto and are incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of IDEX Corporation, effective as of July 28, 2025

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ AKHIL MAHENDRA
Akhil Mahendra
Interim Chief Financial Officer and Vice President, Corporate Development
Date: July 30, 2025