Form 10-Q
period 2025-09-30
IDEX CORP /DE/
filed 2025-10-29
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from _____to _____
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 24, 2025: 74,849,436.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and the assumptions underlying these expectations, capital return strategy, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior, resource and capital deployment, the Company’s ability to adapt to macroeconomic challenges and anticipated adaptability of resource deployment, anticipated impacts of tariffs and global trade policies and changes in law, including the One, Big, Beautiful Bill Act, the Company’s future market positioning, anticipated trends in end markets, including expectations regarding market sector contraction, recovery, stabilization or growth and underlying drivers of such expectations, expectations regarding future order volumes and order patterns, demand within end markets, availability and sufficiency of cash and financing alternatives, the impacts of any pending or threatened legal, regulatory and other proceedings involving the Company and its subsidiaries, anticipated benefits and restructuring charges. including severance charges, related to the Company’s organizational changes, the anticipated tax treatment of the Company’s recent acquisitions, the expected contingent consideration payable related to the Company’s recent acquisitions, the anticipated benefits and performance of the Company’s recent or future acquisitions, anticipated growth initiatives and expansions and the anticipated benefits of the Company’s productivity and cost containment efforts, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$878.7	$798.2	$2,558.4	$2,405.9
Cost of sales	488.1	444.3	1,406.7	1,327.8
Gross profit	390.6	353.9	1,151.7	1,078.1
Selling, general and administrative expenses	204.7	182.9	617.7	560.8
Restructuring expenses and asset impairments	0.1	3.0	18.3	5.4
Operating income	185.8	168.0	515.7	511.9
Gain on sale of business	—	0.6	—	(4.0)
Other (income) expense – net	(1.2)	2.7	2.6	—
Interest expense – net	16.5	10.3	48.2	27.8
Income before income taxes	170.5	154.4	464.9	488.1
Provision for income taxes	42.8	35.5	110.7	106.7
Net income	127.7	118.9	354.2	381.4
Net loss attributable to noncontrolling interest	0.1	0.2	0.7	0.4
Net income attributable to IDEX	$127.8	$119.1	$354.9	$381.8

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.70	$1.57	$4.70	$5.03
Diluted earnings per common share attributable to IDEX	$1.70	$1.57	$4.70	$5.02

Share data:
Basic weighted average common shares outstanding	75.1	75.7	75.4	75.7
Diluted weighted average common shares outstanding	75.2	75.9	75.5	75.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$127.7	$118.9	$354.2	$381.4
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	(0.1)	(0.1)	(0.5)	(0.4)
Cumulative translation adjustment	(2.8)	91.8	176.7	21.5
Other comprehensive (loss) income, net of tax	(2.9)	91.7	176.2	21.1
Comprehensive income	124.8	210.6	530.4	402.5
Comprehensive loss attributable to noncontrolling interest	0.1	0.2	0.7	0.4
Comprehensive income attributable to IDEX	$124.9	$210.8	$531.1	$402.9
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$593.8	$620.8
Receivables – net	500.2	465.9
Inventories – net	495.1	429.7
Other current assets	65.8	76.3
Total current assets	1,654.9	1,592.7
Property, plant and equipment – net of accumulated depreciation of $653.4 and $589.9 at September 30, 2025 and December 31, 2024, respectively	468.6	460.4
Goodwill	3,408.8	3,251.7
Intangible assets – net	1,281.5	1,284.8
Other noncurrent assets	155.9	155.7
Total assets	$6,969.7	$6,745.3
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$208.1	$197.8
Accrued expenses	302.0	278.7
Current portion of long-term borrowings	0.7	100.7
Dividends payable	53.2	52.5
Total current liabilities	564.0	629.7
Long-term borrowings – net	1,901.6	1,859.5
Deferred income taxes	287.8	267.2
Other noncurrent liabilities	206.2	194.8
Total liabilities	2,959.6	2,951.2
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $0.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $0.01 per share par value
Issued: 90.1 million shares at both September 30, 2025 and December 31, 2024	0.9	0.9
Treasury stock at cost: 15.1 million shares at September 30, 2025 and 14.2 million shares at December 31, 2024	(1,348.1)	(1,170.3)
Additional paid-in capital	888.5	864.8
Retained earnings	4,424.8	4,230.2
Accumulated other comprehensive income (loss)	45.3	(130.9)
Total shareholders’ equity	4,011.4	3,794.7
Noncontrolling interest	(1.3)	(0.6)
Total equity	4,010.1	3,794.1
Total liabilities and equity	$6,969.7	$6,745.3
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended September 30, 2025
Balance, June 30, 2025	90.1	$884.5	14.7	$(1,271.4)	$48.2	$4,350.3	$4,011.6	$(1.2)	$4,010.4
Net income (loss)	—	—	—	—	—	127.8	127.8	(0.1)	127.7
Other comprehensive loss (net of tax of $0.1)	—	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Net issuance of shares of treasury stock (net of tax of $1.4)	—	—	(0.1)	(1.0)	—	—	(1.0)	—	(1.0)
Repurchases of common stock (including excise tax of $0.7)	—	—	0.5	(75.7)	—	—	(75.7)	—	(75.7)
Share-based compensation	—	4.9	—	—	—	—	4.9	—	4.9
Cash dividends declared - $0.71 per common share	—	—	—	—	—	(53.3)	(53.3)	—	(53.3)
Balance, September 30, 2025	90.1	$889.4	15.1	$(1,348.1)	$45.3	$4,424.8	$4,011.4	$(1.3)	$4,010.1

Nine Months Ended September 30, 2025
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	354.9	354.9	(0.7)	354.2
Other comprehensive income (net of tax of $0.2)	—	—	—	—	176.2	—	176.2	—	176.2
Net issuance of shares of treasury stock (net of tax of $4.1)	—	—	(0.1)	(1.2)	—	—	(1.2)	—	(1.2)
Repurchases of common stock (including excise tax of $1.6)	—	—	1.0	(176.6)	—	—	(176.6)	—	(176.6)
Share-based compensation	—	23.7	—	—	—	—	23.7	—	23.7
Cash dividends declared - $2.13 per common share	—	—	—	—	—	(160.3)	(160.3)	—	(160.3)
Balance, September 30, 2025	90.1	$889.4	15.1	$(1,348.1)	$45.3	$4,424.8	$4,011.4	$(1.3)	$4,010.1

Three Months Ended September 30, 2024
Balance, June 30, 2024	90.1	$856.8	14.2	$(1,179.1)	$(116.4)	$4,092.5	$3,653.8	$(0.4)	$3,653.4
Net income (loss)	—	—	—	—	—	119.1	119.1	(0.2)	118.9
Other comprehensive income (net of tax $0.1)	—	—	—	—	91.7	—	91.7	—	91.7
Net issuance of shares of treasury stock (net of tax of $0.2)	—	—	—	2.6	—		2.6	—	2.6
Share-based compensation	—	4.0		—	—	—	4.0	—	4.0
Cash dividends declared - $0.69 per common share	—	—	—	—	—	(52.3)	(52.3)	—	(52.3)
Balance, September 30, 2024	90.1	$860.8	14.2	$(1,176.5)	$(24.7)	$4,159.3	$3,818.9	$(0.6)	$3,818.3

Nine Months Ended September 30, 2024
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	381.8	381.8	(0.4)	381.4
Other comprehensive income (net of tax of $0.2)	—	—	—	—	21.1	—	21.1	—	21.1
Net issuance of shares of treasury stock (net of tax of $2.6)	—	—	(0.1)	10.5	—	—	10.5	—	10.5
Share-based compensation	—	20.9	—	—	—	—	20.9	—	20.9
Cash dividends declared - $2.07 per common share	—	—	—	—	—	(156.8)	(156.8)	—	(156.8)
Balance, September 30, 2024	90.1	$860.8	14.2	$(1,176.5)	$(24.7)	$4,159.3	$3,818.9	$(0.6)	$3,818.3

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$354.2	$381.4
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of business	—	(4.0)
Asset impairments	0.7	—
Depreciation	56.5	49.9
Amortization of intangible assets	96.5	75.0
Share-based compensation expense	23.7	20.9
Deferred income taxes	(1.0)	0.4
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(20.2)	(14.5)
Inventories – net	(49.4)	(21.6)
Other current assets	(1.4)	(4.6)
Trade accounts payable	(1.1)	15.3
Deferred revenue	(1.1)	(4.3)
Accrued expenses	10.4	(0.5)
Other – net	3.1	2.1
Net cash flows provided by operating activities	470.9	495.5
Cash flows from investing activities
Capital expenditures	(43.9)	(49.6)
Acquisition of business, net of cash acquired	(76.5)	(984.5)
Proceeds from sale of business, net of cash remitted	—	45.1
Other – net	0.4	(2.8)
Net cash flows used in investing activities	(120.0)	(991.8)
Cash flows from financing activities
Borrowings under revolving credit facilities	197.0	279.3
Proceeds from issuance of long-term borrowings	—	496.7
Payment of long-term borrowings	(100.0)	(25.0)
Payments under revolving credit facilities	(185.8)	—
Debt issuance costs	—	(1.2)
Cash dividends paid to shareholders	(159.4)	(153.0)
(Payments) proceeds from share issuances, net of shares withheld for taxes	(1.2)	10.5
Repurchases of common stock	(175.0)	—
Other – net	(0.5)	(0.6)
Net cash flows (used in) provided by financing activities	(424.9)	606.7
Effect of exchange rate changes on cash and cash equivalents	34.8	6.6
Net (decrease) increase in cash and cash equivalents and restricted cash	(39.2)	117.0
Cash and cash equivalents and restricted cash at beginning of year(1)	638.9	534.3
Cash and cash equivalents and restricted cash at end of period(1)	$599.7	$651.3

Supplemental cash flow information
Cash paid for:
Interest	$52.1	$25.5
Income taxes – net	103.3	120.2

(1) Includes $5.9 million of restricted cash at September 30, 2025 and $18.1 million at both September 30, 2024 and December 31, 2024. At September 30, 2025, $3.0 million of the restricted cash has been included in Other current assets and $2.9 million has been included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. At September 30, 2024 and December 31, 2024, $18.1 million was included in Other current assets in the Condensed Consolidated Balance Sheets. There was no restricted cash as of December 31, 2023.

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Adoption of the standard is not expected to have a material impact on the Company’s Consolidated Financial Statements, but is expected to result in incremental income tax disclosures when adopted in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
2025 Acquisitions

Micro-LAM, Inc.

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) in a stock acquisition. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Headquartered in Portage, Michigan, Micro-LAM operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Micro-LAM was acquired for cash consideration of $80.7 million, net of cash acquired of $0.3 million, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance targets over a two-year period. Total consideration of $81.9 million includes the fair value of the potential earnout as of the acquisition date of $1.2 million. For additional discussion of the earnout valuation, refer to Note 9, “Fair Value Measurements.” The acquisition was funded using additional borrowings under the Company’s Revolving Facility (as defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $36.9 million and $44.8 million, respectively. The goodwill is not deductible for tax purposes.

As of September 30, 2025, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$8.2
Property, plant and equipment	8.1
Goodwill	36.9
Intangible assets	44.8
Other noncurrent assets	3.0
Total assets acquired	101.0
Current liabilities	(6.5)
Deferred income taxes	(10.1)
Other noncurrent liabilities	(2.5)
Net assets acquired	$81.9

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$5.3	15
Customer relationships	21.1	11
Technology	18.4	12
Acquired intangible assets	$44.8

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Goodwill and intangible assets recognized as part of this transaction were $488.6 million and $412.8 million, respectively. Of the total goodwill balance recognized, approximately $439 million was deductible for tax purposes.

As of September 30, 2025, the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$82.3
Property, plant and equipment	51.5
Goodwill	488.6
Intangible assets	412.8
Other noncurrent assets	15.0
Total assets acquired	1,050.2
Current liabilities	(50.7)
Deferred income taxes	(4.6)
Other noncurrent liabilities	(12.9)
Net assets acquired(1)	$982.0

(1) In January 2025, the Company finalized the purchase price of Mott, resulting in a reduction to the purchase price of $4.2 million. Funds were received by the Company in January 2025.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$42.0	15
Customer relationships	269.0	14
Technology	101.8	13
Acquired intangible assets	$412.8

Acquisition-Related Costs

The Company incurred acquisition costs related to completed, pending and potential transactions, including those that ultimately were not completed during the three and nine months ended September 30, 2025 and 2024. These costs were recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income. The Company also incurred fair value inventory step-up charges associated with completed acquisitions. These costs were recorded in Cost of sales in the Company’s Condensed Consolidated Statements of Income. A summary of the acquisition costs and the fair value inventory step-up charges recorded in the three and nine months ended September 30, 2025 and 2024 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquisition costs	$1.9	$5.5	$4.2	$9.3
Fair value inventory step-up charges	0.6	2.1	0.6	4.6

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

	Three Months Ended September 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$380.1	$316.8	$181.8	$878.7	$—	$878.7
Intersegment sales	0.9	0.3	0.1	1.3	(1.3)	—
Net sales	381.0	317.1	181.9	880.0	(1.3)	878.7
Adjusted segment cost of sales(1)	(223.3)	(161.8)	(103.7)	(488.8)	1.3	(487.5)
Other segment expenses(2)	(52.3)	(48.5)	(28.9)	(129.7)
Segment Adjusted EBITDA	$105.4	$106.8	$49.3	$261.5

	Three Months Ended September 30, 2024
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$309.9	$300.6	$187.7	$798.2	$—	$798.2
Intersegment sales	1.1	0.2	0.3	1.6	(1.6)	—
Net sales	311.0	300.8	188.0	799.8	(1.6)	798.2
Adjusted segment cost of sales(1)	(184.1)	(155.4)	(104.3)	(443.8)	1.6	(442.2)
Other segment expenses(2)	(44.3)	(46.9)	(29.0)	(120.2)
Segment Adjusted EBITDA	$82.6	$98.5	$54.7	$235.8

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,084.1	$917.5	$556.8	$2,558.4	$—	$2,558.4
Intersegment sales	3.7	1.0	0.9	5.6	(5.6)	—
Net sales	1,087.8	918.5	557.7	2,564.0	(5.6)	2,558.4
Adjusted segment cost of sales(1)	(641.5)	(461.1)	(309.1)	(1,411.7)	5.6	(1,406.1)
Other segment expenses(2)	(158.5)	(146.6)	(88.7)	(393.8)
Segment Adjusted EBITDA	$287.8	$310.8	$159.9	$758.5

	Nine Months Ended September 30, 2024
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$922.3	$933.0	$550.6	$2,405.9	$—	$2,405.9
Intersegment sales	2.6	0.9	0.8	4.3	(4.3)	—
Net sales	924.9	933.9	551.4	2,410.2	(4.3)	2,405.9
Adjusted segment cost of sales(1)	(546.0)	(478.7)	(302.8)	(1,327.5)	4.3	(1,323.2)
Other segment expenses(2)	(130.7)	(143.6)	(88.7)	(363.0)
Segment Adjusted EBITDA	$248.2	$311.6	$159.9	$719.7
(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges. There were step-up charges of $0.6 million during the three and nine months ended September 30, 2025 and $2.1 million and $4.6 million during the three and nine months ended September 30, 2024, respectively. All step-up charges were recorded within the HST segment.

(2) Other segment expenses consists primarily of selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ADJUSTED EBITDA
Health & Science Technologies	$105.4	$82.6	$287.8	$248.2
Fluid & Metering Technologies	106.8	98.5	310.8	311.6
Fire & Safety/Diversified Products	49.3	54.7	159.9	159.9
Segment Adjusted EBITDA	261.5	235.8	758.5	719.7
Corporate and other(1)	(21.7)	(21.5)	(73.5)	(72.9)
Interest expense – net	(16.5)	(10.3)	(48.2)	(27.8)
Depreciation(2)	(19.1)	(17.4)	(56.5)	(49.9)
Amortization of intangible assets(2)	(33.0)	(26.5)	(96.5)	(75.0)
Fair value inventory step-up charges	(0.6)	(2.1)	(0.6)	(4.6)
Restructuring expenses and asset impairments	(0.1)	(3.0)	(18.3)	(5.4)
Gain on sale of business	—	(0.6)	—	4.0
Income before income taxes	$170.5	$154.4	$464.9	$488.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Depreciation and amortization of intangible assets by segment for the three and nine months ended September 30, 2025 and 2024 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
DEPRECIATION
Health & Science Technologies	$11.9	$10.6	$35.5	$29.5
Fluid & Metering Technologies	4.7	4.3	13.5	12.9
Fire & Safety/Diversified Products	2.3	2.2	6.9	6.7
Total Segments	18.9	17.1	55.9	49.1
Corporate and other	0.2	0.3	0.6	0.8
Total depreciation	$19.1	$17.4	$56.5	$49.9
AMORTIZATION OF INTANGIBLE ASSETS
Health & Science Technologies	$26.2	$19.7	$76.2	$54.6
Fluid & Metering Technologies	5.5	5.2	16.2	15.7
Fire & Safety/Diversified Products	1.3	1.6	4.1	4.7
Total amortization	$33.0	$26.5	$96.5	$75.0

	September 30, 2025	December 31, 2024
ASSETS
Health & Science Technologies	$4,349.6	$4,142.6
Fluid & Metering Technologies	1,678.2	1,609.4
Fire & Safety/Diversified Products	822.5	794.1
Total Segments	6,850.3	6,546.1
Corporate and other	119.4	199.2
Total assets	$6,969.7	$6,745.3

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by reporting unit for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Scientific Fluidics & Optics	$220.0	$167.6	$623.0	$487.9
Performance Pneumatic Technologies	64.9	58.7	189.0	175.5
Sealing Solutions	63.7	57.0	185.6	177.3
Material Processing Technologies	32.4	27.7	90.2	84.2
Intersegment elimination	(0.9)	(1.1)	(3.7)	(2.6)
Health & Science Technologies	380.1	309.9	1,084.1	922.3
Pumps	106.0	102.5	320.9	305.8
Water	91.0	87.3	259.7	259.2
Energy	55.0	48.7	157.3	159.0
Agriculture	37.1	33.0	106.2	111.3
Valves	28.0	29.3	74.4	98.6
Intersegment elimination	(0.3)	(0.2)	(1.0)	(0.9)
Fluid & Metering Technologies	316.8	300.6	917.5	933.0
Fire & Safety	118.8	123.2	353.4	340.0
Dispensing	32.8	35.4	113.7	122.0
BAND-IT	30.3	29.4	90.6	89.4
Intersegment elimination	(0.1)	(0.3)	(0.9)	(0.8)
Fire & Safety/Diversified Products	181.8	187.7	556.8	550.6
Net sales	$878.7	$798.2	$2,558.4	$2,405.9

Revenue by geographical region for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$184.1	$180.5	$94.6	$459.2
North America, excluding U.S.	7.3	17.8	8.2	33.3
Europe	112.3	50.4	45.5	208.2
Asia	68.5	44.4	24.7	137.6
Other(1)	8.8	24.0	8.9	41.7
Intersegment elimination	(0.9)	(0.3)	(0.1)	(1.3)
Net sales	$380.1	$316.8	$181.8	$878.7

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2024
	HST	FMT	FSDP	IDEX
U.S.	$139.9	$168.5	$88.9	$397.3
North America, excluding U.S.	6.0	17.2	10.0	33.2
Europe	100.4	45.7	44.4	190.5
Asia	59.4	43.6	35.1	138.1
Other(1)	5.3	25.8	9.6	40.7
Intersegment elimination	(1.1)	(0.2)	(0.3)	(1.6)
Net sales	$309.9	$300.6	$187.7	$798.2

	Nine Months Ended September 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$505.5	$525.0	$283.9	$1,314.4
North America, excluding U.S.	17.2	52.2	24.2	93.6
Europe	330.5	150.4	140.4	621.3
Asia	209.7	120.5	85.2	415.4
Other(1)	24.9	70.4	24.0	119.3
Intersegment elimination	(3.7)	(1.0)	(0.9)	(5.6)
Net sales	$1,084.1	$917.5	$556.8	$2,558.4

	Nine Months Ended September 30, 2024
	HST	FMT	FSDP	IDEX
U.S.	$420.6	$522.3	$259.5	$1,202.4
North America, excluding U.S.	16.3	50.8	26.3	93.4
Europe	303.0	159.8	135.7	598.5
Asia	168.9	129.8	102.3	401.0
Other(1)	16.1	71.2	27.6	114.9
Intersegment elimination	(2.6)	(0.9)	(0.8)	(4.3)
Net sales	$922.3	$933.0	$550.6	$2,405.9

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The composition of customer receivables was as follows:

	September 30, 2025	December 31, 2024
Billed receivables	$468.1	$443.2
Unbilled receivables	20.6	17.8
Total customer receivables	$488.7	$461.0

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

The composition of deferred revenue was as follows:

	September 30, 2025	December 31, 2024
Deferred revenue – current	$45.7	$50.7
Deferred revenue – noncurrent	18.1	13.2
Total deferred revenue	$63.8	$63.9

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

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	75.1	75.7	75.4	75.7
Dilutive effect of restricted stock, performance share units and stock options	0.1	0.2	0.1	0.2
Diluted weighted average common shares outstanding	75.2	75.9	75.5	75.9

Share-based payment awards of approximately 0.9 million and 0.5 million shares of common stock for the three months ended September 30, 2025 and 2024, respectively, and 0.8 million and 0.5 million shares of common stock for the nine months ended September 30, 2025 and 2024, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
6.    Balance Sheet Components

	September 30, 2025	December 31, 2024
RECEIVABLES – NET
Customers	$488.7	$461.0
Other	21.5	14.7
Total	510.2	475.7
Less: allowance for credit losses	10.0	9.8
Receivables – net	$500.2	$465.9
INVENTORIES – NET
Raw materials and component parts	$316.0	$285.5
Work in process	52.6	34.4
Finished goods	126.5	109.8
Inventories – net	$495.1	$429.7
ACCRUED EXPENSES
Payroll and related items	$107.1	$105.0
Management incentive compensation	19.8	14.6
Income taxes payable	21.4	10.1
Warranty	15.1	13.6
Deferred revenue	45.7	50.7
Lease liability	27.4	26.1
Restructuring	3.2	0.9
Accrued interest	14.1	12.7
Other	48.2	45.0
Accrued expenses	$302.0	$278.7

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025, by reportable business segment, were as follows:

	HST	FMT	FSDP	IDEX
Goodwill	$2,276.5	$785.2	$390.6	$3,452.3
Accumulated goodwill impairment losses	(149.8)	(20.7)	(30.1)	(200.6)
Balance at January 1, 2025	2,126.7	764.5	360.5	3,251.7
Foreign currency translation	83.5	15.9	15.8	115.2
Acquisitions	36.9	—	—	36.9
Measurement period adjustments	5.0	—	—	5.0
Balance at September 30, 2025	$2,252.1	$780.4	$376.3	$3,408.8

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Trade names	$215.7	$(73.0)	$142.7	$201.4	$(60.0)	$141.4
Customer relationships	1,147.0	(358.2)	788.8	1,078.8	(278.7)	800.1
Technology(1)	345.0	(95.5)	249.5	327.9	(87.1)	240.8
Software	16.0	(6.4)	9.6	15.2	(3.6)	11.6
Total amortized intangible assets	1,723.7	(533.1)	1,190.6	1,623.3	(429.4)	1,193.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,814.6	$(533.1)	$1,281.5	$1,714.2	$(429.4)	$1,284.8
(1) At September 30, 2025, the Company revised its classification of intangible assets to combine patents and unpatented technology into a single category. This change was made to better reflect the integrated nature of the Company’s intellectual property portfolio. The prior period gross carrying amount and accumulated amortization for patents of $2.5 million and $2.0 million, respectively, have been reclassified to conform to the current period presentation. The change had no impact on total intangible assets or amortization expense.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Amortization of intangible assets was $33.0 million and $96.5 million for the three and nine months ended September 30, 2025, respectively, and $26.5 million and $75.0 million for the three and nine months ended September 30, 2024, respectively. Based on the intangible asset balances as of September 30, 2025, expected amortization expense for the remaining three months of 2025 and for the years 2026 through 2029 is as follows:

Estimated Amortization
Remainder of 2025	$33.5
2026	132.4
2027	128.7
2028	125.9
2029	115.9

8.   Borrowings

Borrowings at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)	$—	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(1)	310.6	269.8
Other borrowings	1.2	1.5
Total borrowings	1,911.8	1,971.3
Less: current portion	0.7	100.7
Less: unamortized debt issuance costs and discount on debt	9.5	11.1
Long-term borrowings	$1,901.6	$1,859.5

(1) At September 30, 2025, there was $310.6 million outstanding under the Revolving Facility and $2.6 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $486.8 million. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.68% and 3.56% for the three and nine months ended September 30, 2025, respectively, and 4.46% for the year ended December 31, 2024. During October 2025, the Company had net borrowings on the Revolving Facility of $18.4 million.

At September 30, 2025, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$12.1	$—	$—	$12.1
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.6	$—	$—	$10.6

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(2) In connection with the acquisition of Micro-LAM, the Company entered into an earnout agreement that may require us to make future cash consideration payments of up to $12.0 million based upon the achievement of certain financial performance targets from January 1, 2026 to December 31, 2027. As of September 30, 2025, $1.2 million of contingent consideration related to the Micro-LAM acquisition is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets and was derived using a Monte Carlo simulation model which utilizes inputs including discount rates, volatility rates, and estimated probability of achieving projected revenue and profitability targets. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

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

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,850.7	$1,910.7	$1,855.0	$1,970.1

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

2025 Initiative

In January 2025, the Company initiated restructuring actions designed with the focus of connecting scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. These changes are expected to enable the Company to self-fund more growth resources, increase sourcing productivity, improve agility and speed of decision making and position the Company closer to the customer for maximum impact. The Company expects these actions to be substantially complete during 2025 and expects to incur a total of approximately $20 million primarily related to severance as a result of these actions.

Pre-tax Restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30, 2025
	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$—	$—	$—	$—
Fluid & Metering Technologies	—	—	0.1	0.1
Fire & Safety/Diversified Products	—	—	—	—
Corporate/Other	—	—	—	—
Total restructuring expenses and asset impairments	$—	$—	$0.1	$0.1

	Nine Months Ended September 30, 2025
	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$11.4	$0.1	$0.6	$12.1
Fluid & Metering Technologies	4.2	—	0.1	4.3
Fire & Safety/Diversified Products	1.6	—	—	1.6
Corporate/Other	0.3	—	—	0.3
Total restructuring expenses and asset impairments	$17.5	$0.1	$0.7	$18.3

2024 Initiatives

During the three and nine months ended September 30, 2024, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of market conditions, all of which were substantially completed during 2024. There were no exit costs or asset impairments incurred during the three and nine months ended September 30, 2024.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Pre-tax restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2024 were as follows:

	Severance Costs
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Health & Science Technologies	$1.7	$3.3
Fluid & Metering Technologies	1.0	1.6
Fire & Safety/Diversified Products	0.1	0.2
Corporate/Other	0.2	0.3
Restructuring expenses and asset impairments	$3.0	$5.4

Restructuring accruals reflected in Accrued expenses in the Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2025	$0.9
Restructuring expenses(1)	17.5
Payments, utilization and other	(15.2)
Balance at September 30, 2025	$3.2

(1) Excludes $0.7 million of asset impairments related to property, plant and equipment and $0.1 million of exit costs.

11.    Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2025
Balance, June 30, 2025(1)	$42.0	$6.2	$48.2
Other comprehensive loss before reclassification adjustments	(2.8)	—	(2.8)
Gain reclassified from Accumulated other comprehensive income (loss)(2)(3)	—	(0.2)	(0.2)
Tax impact	—	0.1	0.1
Net other comprehensive loss(1)	(2.8)	(0.1)	(2.9)
Balance, September 30, 2025(1)	$39.2	$6.1	$45.3

	Nine Months Ended September 30, 2025
Balance, December 31, 2024(1)	$(137.5)	$6.6	$(130.9)
Other comprehensive income before reclassification adjustments	176.7	—	176.7
Gain reclassified from Accumulated other comprehensive income (loss)(2)(3)	—	(0.7)	(0.7)
Tax impact	—	0.2	0.2
Net other comprehensive income (loss)(1)	176.7	(0.5)	176.2
Balance, September 30, 2025(1)	$39.2	$6.1	$45.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2024
Balance, June 30, 2024(1)	$(119.6)	$3.2	$(116.4)
Other comprehensive income before reclassification adjustments	91.8	—	91.8
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.2)	(0.2)
Tax impact	—	0.1	0.1
Net other comprehensive income (loss)(1)	91.8	(0.1)	91.7
Balance, September 30, 2024(1)	$(27.8)	$3.1	$(24.7)

	Nine Months Ended September 30, 2024
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)
Other comprehensive income before reclassification adjustments	16.0	—	16.0
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.6)	(0.6)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax impact	—	0.2	0.2
Net other comprehensive loss(1)	21.5	(0.4)	21.1
Balance, September 30, 2024(1)	$(27.8)	$3.1	$(24.7)

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost. See Note 14, “Retirement Benefits.”
(3) Included in Other (income) expense – net in the Condensed Consolidated Statements of Income.
(4) In conjunction with the divestiture of Alfa Valvole, the Company released the associated cumulative foreign currency translation losses and included the release as part of the gain on sale of business.

12.    Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date. During the nine months ended September 30, 2025, the Company repurchased a total of 1.0 million shares at a cost of $176.6 million (which includes excise taxes of $1.6 million, which will be paid in 2026). There were no share repurchases during the nine months ended September 30, 2024. As of September 30, 2025, the amount of share repurchase authorization remaining was $999.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average fair value of grants	n/a	$49.83	$46.74	$63.63
Dividend yield	n/a	1.42%	1.41%	1.09%
Volatility	n/a	26.47%	23.06%	26.66%
Risk-free interest rate	n/a	4.08%	4.28%	4.31%
Expected life (in years)	n/a	4.60	4.70	4.60

A summary of the Company’s stock option activity as of September 30, 2025 and changes during the nine months ended September 30, 2025 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	998,856	$191.96	6.63	$24.9
Granted	82,470	196.07
Exercised	(23,008)	133.46
Forfeited	(78,866)	212.73
Outstanding at September 30, 2025	979,452	$192.01	6.09	$6.1
Vested and expected to vest as of September 30, 2025	963,310	$191.56	6.05	$6.1
Exercisable at September 30, 2025	679,799	$181.06	5.18	$6.1

As of September 30, 2025, there was $5.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and generally cliff vest after one year for non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of September 30, 2025 and changes during the nine months ended September 30, 2025 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	175,991	$201.27
Granted	100,885	192.07
Vested	(54,709)	200.31
Forfeited	(23,482)	206.05
Unvested at September 30, 2025	198,685	$196.30

As of September 30, 2025, there was $17.3 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At September 30, 2025 and December 31, 2024, the Company had accrued $3.0 million and $4.0 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $1.8 million and $2.4 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2025 and changes during the nine months ended September 30, 2025 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2025	55,395	$209.29
Granted	32,090	195.10
Vested	(18,058)	187.90
Forfeited	(5,027)	162.76
Unvested at September 30, 2025	64,400	$162.76

As of September 30, 2025, there was $4.4 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of the Company’s performance share unit activity as of September 30, 2025 and changes during the nine months ended September 30, 2025 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	72,825	$299.87
Granted	43,360	206.60
Vested	(15,530)	234.23
Forfeited	(16,380)	254.32
Unvested at September 30, 2025	84,275	$270.89

On January 31, 2025, 23,875 performance share units vested. Based on the Company’s relative total shareholder return rank during the three-year period ended January 31, 2025, the Company achieved a 65% payout factor and issued 15,530 common shares in February 2025 for awards that vested in 2025.

As of September 30, 2025, there was $3.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 year.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Summary of Share-Based Compensation Expense

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options expense	$1.0	$1.5	$5.3	$8.4
Restricted stock expense	3.4	1.6	12.2	5.7
Cash-settled restricted stock expense	0.6	1.2	1.8	2.8
Performance share units expense	0.5	0.9	6.2	6.8
Total pre-tax share-based compensation expense(1)	5.5	5.2	25.5	23.7
Income tax benefit	(0.9)	(0.7)	(3.3)	(2.3)
Total share-based compensation expense, net of income taxes	$4.6	$4.5	$22.2	$21.4

(1) Pre-tax compensation cost is recognized in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$0.3	$0.4	$1.4	$1.4
Selling, general and administrative expenses	5.2	4.8	24.7	22.3
Restructuring expenses and asset impairments(2)	—	—	(0.6)	—
Total pre-tax share-based compensation expense	$5.5	$5.2	$25.5	$23.7

(2) During the nine months ended September 30, 2025, a benefit of $0.6 million was recognized in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income related to forfeitures of share-based compensation awards resulting from previously announced restructuring actions initiated during the first quarter.

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

	Pension Benefits
	Three Months Ended September 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.3	$0.1	$0.3
Interest cost	0.1	0.6	0.1	0.6
Expected return on plan assets	(0.1)	(0.4)	(0.1)	(0.4)
Net amortization	0.1	(0.1)	—	—
Net periodic cost	$0.1	$0.4	$0.1	$0.5

	Pension Benefits
	Nine Months Ended September 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1.1	$0.1	$1.1
Interest cost	0.3	1.8	0.3	1.9
Expected return on plan assets	(0.1)	(1.3)	(0.2)	(1.3)
Net amortization	0.2	(0.3)	0.2	(0.1)
Net periodic cost	$0.4	$1.3	$0.4	$1.6

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.2	0.2	0.6	0.6
Net amortization	(0.2)	(0.2)	(0.6)	(0.7)
Net periodic cost	$0.1	$0.2	$0.3	$0.3
The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees and the interest cost, expected return on plan assets and net amortization components in Other (income) expense – net in the Condensed Consolidated Statements of Income.

The Company expects to contribute approximately $3.7 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2025. The Company contributed a total of $3.6 million and $3.5 million to fund these plans during the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$170.5	$154.4	$464.9	$488.1
Provision for income taxes	42.8	35.5	110.7	106.7
Effective tax rate	25.1%	22.9%	23.8%	21.9%

The effective tax rate for the three and nine months ended September 30, 2025 reflects the impact of the current period enactment of the One, Big, Beautiful Bill Act (the “OBBBA”). The enacted tax legislation had an unfavorable impact on the foreign derived intangible income deduction primarily due to the recovery of previously capitalized unamortized research expenditures. The nine months ended September 30, 2025 also reflects a discrete tax benefit related to the finalization of a prior year preferential rate with taxing authorities in a foreign jurisdiction. This discrete tax benefit was partially offset by the impact of state tax law changes enacted in June 2025, foreign tax differentials related to increased tax rates and the mix of earnings in higher tax rate jurisdictions.

The effective tax rate for the three months ended September 30, 2024 had no material discrete tax items impacting the effective tax rate. The effective tax rate for the nine months ended September 30, 2024 benefited from the finalization of prior years’ research and development tax incentives with taxing authorities in a foreign jurisdiction.

The OBBBA was signed into law on July 4, 2025. Key income tax related provisions of the OBBBA expected to impact the Company include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code Section 174, extension of bonus depreciation, and revisions to international tax regimes. The Company has reflected the OBBBA legislation enacted in the current quarter and estimated an immaterial impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impacts of the OBBBA as more guidance becomes available.

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

Highlights
(All comparisons are against the same period in 2024 unless otherwise noted)

Three Months Ended September 30, 2025

•Record reported Net sales of $878.7 million increased 10% overall and increased 5% organically*
•Reported diluted earnings per common share (“EPS”) attributable to IDEX of $1.70 increased 8%
•Adjusted diluted EPS attributable to IDEX* of $2.03 increased 7%

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP financial measures under the heading “Non-GAAP Disclosures.”

During the third quarter of 2025, the Company delivered strong operating performance driven by strong price/cost execution and net productivity improvements, including platform optimization savings resulting from restructuring and other cost containment actions taken during 2025, despite challenging macroeconomic conditions. Operating results during the quarter also benefited from the acquisition of Mott Corporation and its subsidiaries (“Mott”).

Regardless of the business environment, IDEX’s business model and 8020 discipline position the Company to quickly address challenges and pursue opportunities as they arise. Overall industrial order trends remain range-bound and the Company continues to see hesitation around larger order commitments from many customers. Given geopolitical, trade, and overall macroeconomic uncertainty, IDEX remains focused on what it can control and driving sustainable growth and value creation for all stakeholders. The Company continues to refine its capabilities through platform-building, capability-tuning, and integrated growth strategies that customers value. However, IDEX cannot be certain these strategies will entirely mitigate macroeconomic shifts, including if demand otherwise decreases. The Company remains focused on optimizing its business portfolio and expects its strong cash generation and balance sheet will continue to enable opportunistic capital deployment to generate shareholder value sustainably in the long run.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In millions, except per share amounts)	2025	2024	$	% / bps	2025	2024	$	% / bps
Domestic sales	$459.2	$397.3	$61.9	16%	$1,314.4	$1,202.4	$112.0	9%
International sales	419.5	400.9	18.6	5%	1,244.0	1,203.5	40.5	3%
Net sales	878.7	798.2	80.5	10%	2,558.4	2,405.9	152.5	6%
Cost of sales	488.1	444.3	43.8	10%	1,406.7	1,327.8	78.9	6%
Gross profit	390.6	353.9	36.7	10%	1,151.7	1,078.1	73.6	7%
Gross margin	44.5%	44.3%	n/a	20 bps	45.0%	44.8%	n/a	20 bps
Selling, general and administrative expenses	204.7	182.9	21.8	12%	617.7	560.8	56.9	10%
Restructuring expenses and asset impairments	0.1	3.0	(2.9)	(97%)	18.3	5.4	12.9	NM
Operating income	185.8	168.0	17.8	11%	515.7	511.9	3.8	1%
Gain on sale of business	—	0.6	(0.6)	(100%)	—	(4.0)	4.0	(100%)
Other (income) expense – net	(1.2)	2.7	(3.9)	NM	2.6	—	2.6	NM
Interest expense – net	16.5	10.3	6.2	60%	48.2	27.8	20.4	73%
Income before income taxes	170.5	154.4	16.1	10%	464.9	488.1	(23.2)	(5%)
Provision for income taxes	42.8	35.5	7.3	21%	110.7	106.7	4.0	4%
Effective tax rate	25.1%	22.9%	n/a	220 bps	23.8%	21.9%	n/a	190 bps
Net income attributable to IDEX	$127.8	$119.1	$8.7	7%	$354.9	$381.8	$(26.9)	(7%)
Diluted earnings per common share attributable to IDEX	$1.70	$1.57	$0.13	8%	$4.70	$5.02	$(0.32)	(6%)
NM - Not Meaningful
Net Sales

Net sales for both the three and nine months ended September 30, 2025 increased as compared to the same prior year periods as a result of contributions from the acquisition of Mott. Organic sales for the same periods increased 5% and 1%, respectively driven by positive price across all segments. While higher volumes in our Health & Science Technologies and Fluid & Metering Technologies segments more than offset the lower volumes in our Fire & Safety/Diversified Products segment during the three months ended September 30, 2025, higher volumes in our Health & Science Technologies segment only partly mitigated lower volumes in our Fluid & Metering Technologies and Fire & Safety/Diversified Products segments during the nine months ended September 30, 2025.

Gross Profit and Gross Margin

Gross profit and Gross margin for both the three and nine months ended September 30, 2025 were positively impacted by operational productivity improvements and price cost but were negatively impacted by unfavorable mix. The nine months ended September 30, 2025 was also negatively impacted by volume deleverage. Gross profit for both the three and nine months ended September 30, 2025 was positively impacted by acquisitions, net of divestitures, while Gross margin for both the three and nine months ended September 30, 2025 was negatively impacted by acquisitions, net of divestitures. Platform optimization savings resulting from restructuring actions taken during 2025 mitigated increases in other employee-related costs during both the three and nine months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for both the three and nine months ended September 30, 2025 increased by $14.2 million and $47.7 million from acquisitions, net of divestitures, including amortization, respectively, as well as increased professional services spending and slightly higher employee-related costs, driven by variable compensation, as compared to the same prior year periods.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments primarily relate to severance expense for restructuring actions taken during the respective periods presented. Severance costs during the nine months ended September 30, 2025 were incurred in conjunction with organizational changes, primarily designed to connect scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. For additional information regarding restructuring expenses and asset impairments, refer to Note 10, “Restructuring Expenses and Asset Impairments,” in the Notes to Condensed Consolidated Financial Statements.

Gain on Sale of Business

On June 3, 2024, the Company completed the sale of Alfa Valvole, Srl (“Alfa Valvole”) for proceeds of $45.1 million, net of cash remitted, resulting in an initial gain on the sale of $4.6 million, net of a release of cumulative foreign currency translation losses of $5.5 million. During the three months ended September 30, 2024, the gain on the sale of Alfa Valvole was finalized, resulting in a downward adjustment to the gain on sale of $0.6 million for a final gain on sale of $4.0 million during the nine months ended September 30, 2025. For additional information regarding the divestiture of Alfa Valvole, refer to Note 2, “Acquisitions and Divestitures,” in the Notes to Condensed Consolidated Financial Statements.

Other (Income) Expense – Net

Other (income) expense – net during the three and nine months ended September 30, 2025 reflects the impact of foreign currency transactions.

Interest Expense – Net

Interest expense – net for the three and nine months ended September 30, 2025 increased primarily due to the impact of higher debt outstanding used to finance the acquisition of Mott as well as lower interest income earned as compared to the prior year periods.

Income Taxes

The effective tax rate was 25.1% and 23.8% for the three and nine months ended September 30, 2025, respectively, as compared to 22.9% and 21.9% during the same periods in 2024, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2025 reflects the impact of the current period enactment of the OBBBA. The enacted tax legislation had an unfavorable impact on the foreign derived intangible income deduction primarily due to the recovery of previously capitalized unamortized research expenditures. For additional information, refer to Note 16, “Income Taxes”, in the Notes to Condensed Consolidated Financial Statements.

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

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	HST	FMT	FSDP	Total	HST	FMT	FSDP	Total
Net sales as a percent of total	43%	36%	21%	100%	42%	36%	22%	100%
Adjusted EBITDA(1)	40%	41%	19%	100%	38%	41%	21%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $21.7 million and $73.5 million for the three and nine months ended September 30, 2025, respectively.

Health & Science Technologies Segment

	Three Months Ended September 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$184.1	$139.9	32%
International sales	196.9	171.1	15%
Net sales	$381.0	$311.0	22%	10%	11%	1%	22%
Adjusted EBITDA	105.4	82.6	28%	21%	2%	5%	28%
Adjusted EBITDA margin	27.7%	26.5%	120 bps	260 bps	(140) bps	—	120 bps

	Nine Months Ended September 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$505.5	$420.6	20%
International sales	582.3	504.3	15%
Net sales	$1,087.8	$924.9	18%	4%	13%	1%	18%
Adjusted EBITDA	287.8	248.2	16%	8%	7%	1%	16%
Adjusted EBITDA margin	26.5%	26.8%	(30) bps	100 bps	(130) bps	—	(30) bps

(1) Acquisitions include Mott, acquired in September 2024 and Micro-LAM, Inc. (“Micro-LAM”) acquired in July 2025.

•Organic sales for the three and nine months ended September 30, 2025 reflect positive price and favorable volumes driven by timing of progress made on large orders at Mott as well as higher volumes in the Company’s life sciences, pharmaceutical, space and defense, data center and semiconductor consumables businesses, partially offset by lower volumes in our semiconductor lithography and industrial businesses.
•Adjusted EBITDA margin for the three and nine months ended September 30, 2025 reflect volume leverage as well as net productivity improvements, including platform optimization savings and cost containment, and favorable price/cost. These improvements were partially and more than offset by acquisitions and unfavorable mix during three and nine months ended September 30, 2025, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended September 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$180.5	$168.5	7%
International sales	136.6	132.3	3%
Net sales	$317.1	$300.8	5%	4%	—	1%	5%
Adjusted EBITDA	106.8	98.5	8%	7%	—	1%	8%
Adjusted EBITDA margin	33.7%	32.8%	90 bps	90 bps	—	—	90 bps

	Nine Months Ended September 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$525.0	$522.3	1%
International sales	393.5	411.6	(4%)
Net sales	$918.5	$933.9	(2%)	(1%)	(1%)	—	(2%)
Adjusted EBITDA	310.8	311.6	—%	—	—	—	—
Adjusted EBITDA margin	33.8%	33.4%	40 bps	40 bps	—	—	40 bps

(1) Divestitures included Alfa Valvole sold in June 2024.

•Organic sales for the three months ended September 30, 2025 benefited from positive price and slightly higher volumes as compared to the prior year period. Organic sales for the nine months ended September 30, 2025 reflected unfavorable volumes in our chemical, energy, agriculture, and water businesses, partially offset by higher volume in the industrial businesses, which together more than offset the benefit of positive price across the segment.
•Adjusted EBITDA margin for the three and nine months ended September 30, 2025 increased primarily due to positive price/cost as well as net productivity improvements, including platform optimization savings and cost containment. During the nine months ended September 30, 2025, these improvements were partially offset by volume deleverage.

Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$94.6	$88.9	6%
International sales	87.3	99.1	(12%)
Net sales	$181.9	$188.0	(3%)	(5%)	—	2%	(3%)
Adjusted EBITDA	49.3	54.7	(10%)	(11%)	—	1%	(10%)
Adjusted EBITDA margin	27.1%	29.1%	(200) bps	(200) bps	—	—	(200) bps

	Nine Months Ended September 30,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$283.9	$259.5	9%
International sales	273.8	291.9	(6%)
Net sales	$557.7	$551.4	1%	—	—	1%	1%
Adjusted EBITDA	159.9	159.9	—%	—	—	—	—
Adjusted EBITDA margin	28.7%	29.0%	(30) bps	(30) bps	—	—	(30) bps

•Organic sales for the three months ended September 30, 2025 reflect lower volumes within our Fire and Safety business resulting from funding disruptions as well as lower volumes in our Dispensing business, partially offset by positive price. The nine months ended September 30, 2025 reflect positive price, mostly offset by lower volumes in our Dispensing business. Volumes in our Dispensing business were impacted during both the three and nine months ended September 30, 2025 by the timing of Dispensing projects in emerging markets and slower equipment replenishment.
•Adjusted EBITDA margin decreased for the three months ended September 30, 2025 primarily due to volume deleverage, partially offset by price/cost. Operational productivity improvements, platform optimization savings and cost containment offset other higher employee-related costs during the three months ended September 30, 2025. The decrease in Adjusted EBITDA margin for the nine months ended September 30, 2025 reflects volume deleverage and unfavorable mix, mostly offset by price/cost. Operational productivity improvements, platform optimization savings and cost containment were offset by other higher employee-related costs during the nine months ended September 30, 2025.

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

Select key liquidity metrics at September 30, 2025 are as follows:

(In millions)	September 30, 2025
Working capital	$1,090.9
Current ratio	2.9 to 1
Cash and cash equivalents	$593.8
Cash held outside of the United States	531.4
Revolving Facility capacity	$800.0
Borrowings	310.6
Letters of credit	2.6
Revolving Facility availability	$486.8

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of September 30, 2025 and December 31, 2024:

(In millions)	September 30, 2025	December 31, 2024	Change	Organic Change
Receivables – net	$500.2	$465.9	$34.3	$20.2
Inventories – net	495.1	429.7	65.4	49.4
Less: Trade accounts payable	208.1	197.8	10.3	0.9
Operating working capital	$787.2	$697.8	$89.4	$68.7

Acquisitions and foreign currency translation increased Operating working capital by $20.7 million during the nine months ended September 30, 2025. Apart from these items, the primary drivers of the change in operating working capital were inventories, which increased early in the year to support planned production, and receivables, which increased due to timing of shipments and price.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In millions)	2025	2024	Change
Net cash flows provided by (used in):
Operating activities	$470.9	$495.5	$(24.6)
Investing activities	(120.0)	(991.8)	871.8
Financing activities	(424.9)	606.7	(1,031.6)

Operating Activities

Cash provided by operating activities decreased $24.6 million in the nine months ended September 30, 2025 as compared to the same prior year period primarily due to higher investments in operating working capital driven by higher inventory purchases early in the year to support planned production, higher severance payments made in conjunction with the organizational changes during 2025 and higher interest payments on the 4.950% Senior Notes borrowed during the third quarter of 2024 to fund the acquisition of Mott. The decreases were partly offset by higher sales and lower cash tax payments.

Investing Activities

Cash used in investing activities decreased $871.8 million in the nine months ended September 30, 2025 as compared to the prior year period driven by $908.0 million of lower net spending on business acquisitions in the current year period, primarily due to the acquisition of Mott during the prior year period. See further details on acquisition activity in Note 2, “Acquisitions & Divestitures”, in the Notes to Condensed Consolidated Financial Statements. The nine months ended September 30, 2025 also reflected a $5.7 million reduction in capital expenditures. Partly offsetting these impacts, the prior year period included proceeds of $45.1 million received from the sale of Alfa Valvole in June 2024 which did not recur in the current period.

Financing Activities

Financing cash flows decreased $1,031.6 million during the nine months ended September 30, 2025 to $424.9 million of cash used in financing activities from $606.7 million of cash provided by financing activities. The prior year period included $774.8 million of net proceeds in connection with the financing of the Mott acquisition. The nine months ended September 30, 2025 included $175.0 million of share repurchases, $63.8 million of higher net payments on debt, lower proceeds from stock option exercises, net of shares withheld for taxes, which decreased $11.7 million, and $6.4 million of higher dividends paid to shareholders, as compared to the prior year period.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows provided by operating activities	$470.9	$495.5
Less: capital expenditures	43.9	49.6
Free cash flow	$427.0	$445.9

Cash Requirements

Subsequent Borrowings Activity

During October 2025, the Company had net borrowings on the Revolving Facility of $18.4 million.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $43.9 million and $49.6 million in the first nine months of 2025 and 2024, respectively.

Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date. During the nine months ended September 30, 2025, the Company repurchased a total of 1.0 million shares at a cost of $175.0 million (excluding excise taxes of $1.6 million, which will be paid in 2026). There were no share repurchases during the nine months ended September 30, 2024. As of September 30, 2025, the amount of share repurchase authorization remaining was $999.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. For additional information regarding the Company’s share repurchase program, refer to Note 12, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $159.4 million during the nine months ended September 30, 2025 compared with $153.0 million during the nine months ended September 30, 2024.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2025, the Company was in compliance with these financial covenants, as the Company’s interest coverage ratio was 12.73 to 1 for covenant calculation purposes and the leverage ratio was 2.08 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings reaffirmed the Company’s corporate credit rating of BBB (stable outlook) in September 2024.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in August 2024.

•Fitch Ratings reaffirmed the Company’s corporate credit rating of BBB+ (stable outlook) in September 2025.

Off-Balance Sheet Arrangements

The Company had $19.2 million of letters of credit as of September 30, 2025, primarily issued as security for insurance and other performance obligations. Of the $19.2 million of letters of credit, only $2.6 million reduced the Company’s borrowing capacity under the Revolving Facility as of September 30, 2025.

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

1. Reconciliations of the Change in Net Sales to Organic Sales

	HST	FMT	FSDP	IDEX
	Three Months Ended September 30, 2025
Change in net sales	22%	5%	(3%)	10%
Less:
Net impact from acquisitions/divestitures(1)	11%	—%	—%	4%
Impact from foreign currency(2)	1%	1%	2%	1%
Change in organic net sales	10%	4%	(5%)	5%

	Nine Months Ended September 30, 2025
Change in net sales	18%	(2%)	1%	6%
Less:
Net impact from acquisitions/divestitures(1)	13%	(1%)	—%	4%
Impact from foreign currency(2)	1%	—%	1%	1%
Change in organic sales	4%	(1%)	—%	1%

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

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$390.6	$353.9	$1,151.7	$1,078.1
Fair value inventory step-up charges	0.6	2.1	0.6	4.6
Adjusted gross profit	$391.2	$356.0	$1,152.3	$1,082.7

Net sales	$878.7	$798.2	$2,558.4	$2,405.9

Gross margin	44.5%	44.3%	45.0%	44.8%
Adjusted gross margin	44.5%	44.6%	45.0%	45.0%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported net income attributable to IDEX	$127.8	$119.1	$354.9	$381.8
Fair value inventory step-up charges	0.6	2.1	0.6	4.6
Tax impact on fair value inventory step-up charges	(0.1)	(0.5)	(0.1)	(1.0)
Restructuring expenses and asset impairments(1)	0.1	3.0	18.0	5.4
Tax impact on restructuring expenses and asset impairments	(0.1)	(0.7)	(4.4)	(1.3)
Gain on sale of business	—	0.6	—	(4.0)
Tax impact on gain of sale of business	—	—	—	—
Acquisition-related intangible asset amortization	33.0	26.5	96.5	75.0
Tax impact on acquisition-related intangible asset amortization	(8.5)	(6.0)	(23.2)	(17.1)
Adjusted net income attributable to IDEX	$152.8	$144.1	$442.3	$443.4

Reported diluted EPS attributable to IDEX	$1.70	$1.57	$4.70	$5.02
Fair value inventory step-up charges	0.01	0.03	0.01	0.06
Tax impact on fair value inventory step-up charges	—	—	—	(0.01)
Restructuring expenses and asset impairments(1)	—	0.04	0.24	0.07
Tax impact on restructuring expenses and asset impairments	—	(0.01)	(0.06)	(0.02)
Gain on sale of business	—	0.01	—	(0.05)
Tax impact on gain of sale of business	—	—	—	—
Acquisition-related intangible asset amortization	0.43	0.35	1.27	0.99
Tax impact on acquisition-related intangible asset amortization	(0.11)	(0.09)	(0.31)	(0.22)
Adjusted diluted EPS attributable to IDEX	$2.03	$1.90	$5.85	$5.84

Diluted weighted average shares outstanding	75.2	75.9	75.5	75.9

(1) This adjustment represents the amount of Restructuring expenses and asset impairments attributable to IDEX. Restructuring expenses and asset impairments of $18.3 million on the Condensed Consolidated Statements of Income during the nine months ended September 30, 2025 included charges of $0.6 million recognized by the Company’s joint venture, $0.3 million of which was attributable to noncontrolling interest.

4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported net income	$127.7	$118.9	$354.2	$381.4
Provision for income taxes	42.8	35.5	110.7	106.7
Interest expense – net	16.5	10.3	48.2	27.8
Gain on sale of business	—	0.6	—	(4.0)
Depreciation	19.1	17.4	56.5	49.9
Amortization	33.0	26.5	96.5	75.0
Fair value inventory step-up charges	0.6	2.1	0.6	4.6
Restructuring expenses and asset impairments	0.1	3.0	18.3	5.4
Adjusted EBITDA	$239.8	$214.3	$685.0	$646.8

Adjusted EBITDA Components
HST	$105.4	$82.6	$287.8	$248.2
FMT	106.8	98.5	310.8	311.6
FSDP	49.3	54.7	159.9	159.9
Corporate and other	(21.7)	(21.5)	(73.5)	(72.9)
Total Adjusted EBITDA	$239.8	$214.3	$685.0	$646.8

Net sales	$878.7	$798.2	$2,558.4	$2,405.9

Net income margin	14.5%	14.9%	13.8%	15.9%
Adjusted EBITDA margin	27.3%	26.9%	26.8%	26.9%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2025 to July 31, 2025	—	$—	—	$439,689,289
August 1, 2025 to August 31, 2025	307,926	162.38	307,926	389,689,304
September 1, 2025 to September 30, 2025	153,574	162.79	153,574	999,689,374
Total	461,500	$162.51	461,500	$999,689,374

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
(2)On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date and exclude fees, commissions, excise taxes and other expenses related to such common stock repurchases.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ AKHIL MAHENDRA
Akhil Mahendra
Interim Chief Financial Officer and Vice President, Corporate Development
Date: October 29, 2025