Form 10-K
period 2025-12-31
IDEX CORP /DE/
filed 2026-02-19
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 30, 2025 closing price of $175.57) held by non-affiliates of IDEX Corporation was $13,228,549,364.
The number of shares outstanding of IDEX Corporation’s common stock, par value $0.01 per share, as of February 13, 2026 was 74,347,824.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Under the Private Securities Litigation Reform Act

This annual report on Form 10-K, including the “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and full year 2026 focus and the assumptions underlying these expectations, capital return strategy, plant and equipment capacity for future growth, planned production, anticipated future acquisition behavior, resource and capital deployment and focus on organic and inorganic growth, the Company’s ability to adapt to macroeconomic challenges and anticipated adaptability of resource deployment, anticipated impacts of tariffs and global trade policies and changes in law, including the One, Big, Beautiful Bill Act, the Company’s future market positioning, anticipated trends in end markets, including expectations regarding market sector contraction, recovery, stabilization or growth and underlying drivers of such expectations, expectations regarding future order volumes and order patterns, demand within end markets, availability and sufficiency of cash and financing alternatives, the impacts of any pending or threatened legal, regulatory and other proceedings involving the Company and its subsidiaries, anticipated benefits and restructuring charges, including severance charges, related to the Company’s organizational changes, the anticipated tax treatment of the Company’s recent acquisitions, the expected contingent consideration payable related to the Company’s recent acquisitions, the anticipated benefits and performance of the Company’s recent or future acquisitions, anticipated growth initiatives and expansions and the anticipated benefits of the Company’s productivity and cost containment efforts, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “likely to be,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries; the impact of severe weather events, natural disasters and public health threats; economic and political consequences resulting from terrorist attacks, wars and global conflicts; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; cybersecurity incidents; the continued growth of artificial intelligence (“AI”) and any related changes to demand in AI-driven markets served by the Company’s customers; the relationship of the U.S. Dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in countries in which the Company operates; developments with respect to trade policy and existing, new or increased tariffs or other similar measures; changes to applicable laws and regulations, including tax laws; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain conditions; market conditions and material costs; risks related to environmental, social and corporate governance issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters, and the other risk factors discussed in Item 1A, “Risk Factors” of this annual report on Form 10-K. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

PART I

Item 1.        Business.

Overview

IDEX Corporation (“IDEX,” the “Company,” “we,” or “our”) is a global applied solutions provider serving niche markets with mission critical components for everyday life. Substantially all of the Company’s business activities are carried out through over 50 wholly-owned subsidiaries with shared values of Trust, Team and Excellence. IDEX’s diverse family of businesses is committed to making trusted solutions that improve lives and is innovative and inquisitive in its quest to solve customers’ most challenging applied technology problems. These businesses operate with a high degree of autonomy, yet are all united by employing The IDEX Difference, a philosophy of great teams who embrace the 8020 principle while remaining hyper-focused on serving customers. IDEX was incorporated in Delaware on September 24, 1987.

End Markets and Products

The following table summarizes the percentage of total IDEX sales generated by each end market served:

IDEX Corporation
2025 End Markets

Industrial: 15%
Life Sciences*: 15%
Energy: 11%
Water: 9%
Fire Suppression: 9%
Semiconductor: 7%
Automotive & Aviation: 6%
Chemical: 5%
Paint Dispensing: 4%
Food & Beverage: 4%
Other: 4%
Space and Defense: 4%
Rescue Tools: 4%
Agriculture: 3%

*Beginning in 2025, Life Sciences also includes analytical instruments, pharmaceutical and medical/dental end market sales.

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

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	HST	FMT	FSDP	HST	FMT	FSDP
Net sales	43%	35%	22%	39%	38%	23%
Adjusted EBITDA(1)	39%	40%	21%	36%	42%	22%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $92.2 million and $93.0 million for the years ended December 31, 2025 and 2024, respectively.

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

HST	FMT	FSDP

Scientific Fluidics & Optics	Pumps	Fire & Safety
Performance Pneumatic Technologies	Water	Dispensing
Sealing Solutions	Energy	BAND-IT
Material Processing Technologies	Agriculture
Valves

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The HST segment designs, produces and distributes a wide range of precision fluidics, positive displacement pumps, powder and liquid processing technologies, drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, ultra-precision diamond tools, laboratory and commercial equipment and precision photonic solutions, technical ceramics and hermetic sealing products and porous material structures and flow control solutions.

The following table summarizes the percentage of total HST sales generated by each end market served:

Health & Science Technologies
2025 End Markets
Water: 4%
Automotive & Aviation: 5%
Other: 7%
Food & Beverage: 7%
Space and Defense: 8%
Energy: 8%
Semiconductor: 13%
Industrial: 15%
Life Sciences*: 33%

*Beginning in 2025, Life Sciences also includes analytical instruments, pharmaceutical and medical/dental end market sales.

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
•IDEX Materials Science Solutions platform is formed from the precision processing businesses of IDEX Optical Technologies, Muon Group (Millux, LouwersHanique, Veco and Tecan) and STC Material Solutions. The IDEX

Optical Technologies businesses of Advanced Thin Films, CVI Laser Optics, CVI Infrared Optics, Iridian Spectral Technologies and Micro-LAM (acquired in July 2025) specialize in precision substrate forming, complex optical coatings and optical assemblies. Solutions include optical filters, polarization optics, beamsplitters, waveplates, objectives and mirrors for application in semiconductor metrology, satellite laser communications, data communications, high-power industrial and defense optical systems, earth observation and remote sensing. The precision components and ceramics businesses of Millux, LouwersHanique, Veco, Tecan and STC Material Solutions have expertise in ultra-precision forming of advanced materials, from ceramics and glass to metals and plastics. Applications primarily include thermal management, fluid and energy flow control, filtration, and precision motion applications within the semiconductor, aerospace, medical, food processing and industrial markets. The businesses maintain global operations in the United States (Albuquerque, New Mexico; Longmont, Colorado; Portage, Michigan; Keene, New Hampshire; St. Albans, Vermont and Santa Ana, California), Canada (Ottawa), England (Dorset, Stevenage and Whetstone), the Netherlands (Didam, Eerbeek, Hapert and Wijchen) and India (Pune).
•Mott Corporation specializes in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications within the medical, energy, industrial technology, semiconductor, water and space and defense markets. The business maintains operations in Farmington, Connecticut, with additional operations in Plymouth, Michigan and Binasco, Italy.

Performance Pneumatic Technologies.  Performance Pneumatic Technologies provides specialized, high-performing air-moving technologies across a wide array of industries. Performance Pneumatic Technologies is comprised of the following businesses:

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
•Airtech designs and manufactures a wide range of highly engineered pressure technology products, with a core technology around high performance blowers (2 hp and above) and pneumatic valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Airtech maintains operations in Rutherford, New Jersey and has other manufacturing operations in Linthicum Heights, Maryland and Schweinfurt, Germany.

Sealing Solutions.  Sealing Solutions focuses on providing special seals and related products and solutions in diversified markets. Sealing Solutions is comprised of the following businesses:

•Precision Polymer Engineering (“PPE”) is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor, process technologies, oil and gas, pharmaceutical, electronics and food applications. PPE maintains operations in Blackburn, England and has an additional manufacturing facility in Brenham, Texas. PPE also entered into a joint venture with a third party to manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The joint venture maintains operations in Dammam, Saudi Arabia.
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

Material Processing Technologies. Material Processing Technologies provides process equipment and global support service solutions that meet customer specific requirements with a focus in the pharmaceutical, food, battery and chemical markets. Material Processing Technologies is comprised of the following businesses:

•IDEX MPT, Inc., which includes Quadro, Fitzpatrick, Microfluidics, and Matcon, maintains operations in Waterloo, Canada; Middleborough, Massachusetts; Evesham, England; Ahmedabad, India and Shanghai, China.

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

The following table summarizes the percentage of total FMT sales generated by each end market served:

Fluid & Metering Technologies
2025 End Markets

Food & Beverage: 3%
Semiconductor: 4%
Other: 9%
Agriculture: 9%
Chemical: 12%
Energy: 20%
Water: 21%
Industrial: 22%

The following discussion describes the reporting units included in the FMT segment:

Pumps. Pumps is a leading manufacturer of positive displacement pumps including rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered original equipment manufacturer pumps, strainers, gear reducers and engineered pump systems. Pumps primarily uses independent distributors to market and sell its products. Pumps is comprised of the following businesses:

•Viking Pump is a global leader in pumping solutions, with products including internal gear, external gear, vane, lobe and circumferential piston pumps, as well as parts, kits and accessories designed to support customers worldwide. With a focus on industrial applications like chemicals, polyurethane foam and asphalt; energy applications like oil transfer and glycol dehydration; and hygienic applications like biopharma, food and beverage, Viking Pump delivers proven liquid transfer pumping solutions for a wide variety of thin to viscous applications. Viking Pump maintains operations in Cedar Falls, Iowa, with locations in Windsor, Canada; Shannon, Ireland and Eastbourne, England.
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
•Pulsafeeder products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Pulsafeeder produces hydraulic and mechanical diaphragm pumps, rotary pumps, peristaltic pumps and controllers, which serve the industrial and municipal water and wastewater treatment, oil and gas, power generation, chemical and hydrocarbon processing and swimming pools markets. Pulsafeeder maintains operations in Rochester, New York and Punta Gorda, Florida.

Energy. Energy is a leading supplier of flow meters, small volume provers, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors and terminal automation control systems. Energy is comprised of the following businesses:

•Advanced Flow Solutions (“AFS”) consists of the Company’s Corken, Liquid Controls and SAMPI businesses. Corken products consist of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps and small horsepower reciprocating piston compressors in the oil, gas and industrial markets. Products for Liquid Controls and SAMPI consist of positive displacement flow meters as well as electronic registration and control products, including mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling and industrial metering and dispensing of refined liquids and gases. AFS maintains operations in Oklahoma City, Oklahoma and Altopascio, Italy.
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

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems, engineered stainless steel banding and clamping devices, and precision equipment for dispensing, metering and mixing colorants and paints.

The following table summarizes the percentage of total FSDP sales generated by each end market served:

Fire & Safety/Diversified Products
2025 End Markets

Other: 3%
Industrial: 6%
Automotive & Aviation: 14%
Fire Suppression: 41%
Rescue Tools: 16%
Paint Dispensing: 20%

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

INFORMATION APPLICABLE TO THE COMPANY’S BUSINESS IN GENERAL AND ITS SEGMENTS

Competitors

The Company’s businesses participate in highly competitive markets. The Company encounters a wide variety of competitors that vary by product, market and geographic area. Each of the Company’s segments has multiple competitors, as no single competitor offers all of the same products or serves all of the same markets as IDEX. The Company’s competitors are both U.S. and foreign companies and range in size. IDEX believes that the principal points of competition are product quality, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery and effectiveness of the Company’s distribution channels.

Customers

In 2025, the Company did not have any customers that accounted for more than 3% of net sales. Since the Company serves a wide variety of markets, customer concentrations are not significant.

International

The Company’s products and services are available worldwide, with manufacturing, sales, distribution, service and/or administrative facilities located in more than 20 countries. The businesses located outside the U.S. are primarily based in the United Kingdom, Germany, the Netherlands, Canada, Italy, China and India. The Company’s geographic diversity allows it to draw on the skills of a global workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products.

The following table illustrates sales to customers within and outside the U.S. as a percentage of total sales for total IDEX as well as by segment and by reporting unit for the year ended December 31, 2025:

	Domestic	International
HST	47%	53%
Scientific Fluidics & Optics	45%	55%
Performance Pneumatic Technologies	77%	23%
Sealing Solutions	25%	75%
Material Processing Technologies	40%	60%
FMT	57%	43%
Pumps	58%	42%
Water	57%	43%
Energy	62%	38%
Agriculture	73%	27%
Valves	15%	85%
FSDP	50%	50%
Fire & Safety	56%	44%
Dispensing	27%	73%
BAND-IT	53%	47%
IDEX	51%	49%

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

Raw Materials

The Company uses a wide variety of raw materials, which are generally purchased from a large number of independent sources around the world. The Company believes it has an adequate supply of raw materials necessary to meet demand. The Company is exposed to fluctuations in commodity pricing and inflation, including the impact of tariffs, and attempts to control these impacts through increased prices to customers and various other programs with its suppliers.

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

Inventory and Backlog

The Company is primarily a short cycle business and backlog is not generally considered a significant factor as relatively short delivery periods and rapid inventory turnover are characteristic of most of the Company’s products. Even still, the Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. While backlog was elevated in recent years due to global supply chain constraints, which extended lead times, shifted customer order patterns and resulted in increased inventory to support production, customer destocking efforts beginning in 2023 have resulted in orders stabilizing with backlog and lead times returning to more normalized levels in 2025. The Company remains focused on delivering products and services to customers and continues to actively manage inventory levels. Further, the Company has not historically experienced significant order cancellations and does not expect significant order cancellations in the future.

Government Regulations

Our compliance with federal, state and local laws and regulations, including those related to environmental, international trade, labor and employment, human rights, tax, anti-bribery and competition matters, did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 31, 2025.

Employees

At December 31, 2025, the Company had approximately 8,700 employees. Approximately 4% of its employees are covered by various collective bargaining agreements in the U.S. which will expire at various times between now and January 2029. There are four collective bargaining agreements in the U.S. that will expire in 2026, with a new agreement already ratified for one of these agreements. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.

Human Capital Management

The Company attributes its success to the valuable contributions of its talented workforce and is committed to fostering a work environment where employees can thrive and grow. Investments in attracting, retaining and developing talent enable the Company to accomplish its strategic goals and deliver innovative customer solutions. The Company’s corporate Human Capital strategy is overseen by its Vice President, Talent and Culture. Annually, the Vice President, Talent and Culture presents a talent review to the Company’s Board of Directors focused on senior leader team development, the human capital strategy action plan and succession planning for senior management. This process is intended to help ensure that the Company’s Board of Directors remains informed and aligned on the Company’s human capital management strategies for business continuity and long-term performance.

The Company’s workforce advancement strategy is centered around investments in three pillars: enhancing skills across the workforce, leadership development aligned with the Company’s leadership methodology and fostering a strong and inclusive culture. The Company’s approach to performance management, talent development, talent management and employee engagement is designed to support long-term value creation by providing employees with opportunities to grow and contribute both individually and as part of high-performing teams. The Company prioritizes hiring employees who embrace its team-oriented culture and places emphasis on developing and promoting internal talent, including filling many leadership positions from within its workforce.

Employee engagement is a critical element of fostering a strong and inclusive culture where employees can thrive and have the opportunity to do their best work. Each year, the Company conducts an employee engagement survey and partners with employees to implement improvements based on the results. Additionally, key initiatives like the annual Global Leadership Conference for senior leaders are designed to strengthen leadership capabilities, reinforce learning and development, and support skill and career growth.

In 2025, the Company continued to execute on the strategic roadmap tied to its human capital strategy, including: (1) implementation of local business unit inclusion plans; (2) delivery of quarterly inclusive leadership training and a two-day enterprise-wide inclusion summit to promote leadership skill building for all employees; (3) expansion of the Company’s employee resource groups (“ERGs”); and (4) participation in talent networks. All offerings, including participation in ERGs, are open to all employees, regardless of their specific background, identity or experiences.

Additional information regarding the Company’s human capital practices is available on the Company’s website, under the Sustainability link at https://www.idexcorp.com/about-idex/idex-sustainability/. Information on the Company’s website is not incorporated into this Form 10-K.

Employee Pay and Benefits

Attracting and retaining talent is critical to the success of the Company’s business. The Company offers competitive pay and benefits for employees in the markets in which it operates. Many employees are eligible for performance-based compensation, including short-term performance incentive opportunities. The Company also provides equity-based, long-term incentives to its eligible senior leaders.

The Company’s U.S. employees are eligible to participate in a 401(k) retirement plan. The Company’s U.S. employees can also purchase the Company’s common stock through payroll deductions.

Further, since 2018, the Company has conducted pay equity analyses for U.S. employees to assess whether employees’ actual pay is substantially similar to predicted pay based on relevant factors such as role and level. Where appropriate, the Company has provided base pay adjustments for employees who were identified as outliers relative to their predicted pay.

Workplace Health & Safety

The Company is committed to providing a workplace that is safe for all of our employees, contractors, business partners and visitors. The commitment to Environmental, Health, and Safety (“EH&S”) begins at the corporate and executive level. The program is overseen by the Senior Director, Health & Safety and the Chief Sustainability Officer, both of whom are part of the Legal Department. Each of the Company’s businesses employ local EH&S specialists. These individuals and local safety committees, in conjunction with the corporate team, form the basis of the global EH&S program. The Company’s corporate EH&S policies are a key part of the global EH&S program. They apply to all of the Company’s businesses and each business is expected to comply with policies and all EH&S laws and regulations. In addition to the corporate policies, each business develops and implements its own health and safety policies tailored to the local business.

The Company also encourages employees enrolled in the U.S. Healthcare Benefit Plan to participate in the third-party operated Wellness Program which provides access to annual biometric screenings and health evaluations. The Company offers “wellness credits” that can be earned by employees as well as spouses and partners who take advantage of these early detection services offered or engage in healthy challenges and other activities each year. In addition, a number of the business units organize complementary wellness programs, including walking clubs, health fairs and “lunch and learns” with nutritionists for their employees.

Worker Rights and Protection

The Company believes that a respectful workplace is free from unlawful discrimination and harassment, and this involves more than just compliance with the law. The Company strives to create a work environment that is free of inappropriate and unprofessional behavior and consistent with the Company’s values – a place where everyone is invited to do their best every day and feel free to report any concerns. The Company has policies, procedures and regular training in place, including, but not limited to a global Code of Business Conduct & Ethics, to protect its workforce and prevent workplace harassment and discrimination. The Company also maintains a global hotline where employees are encouraged (and can choose to remain anonymous) to report any concerns or issues.

Information about Our Executive Officers

Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them and their business experience.

Name	Age	Years of Service	Position
Eric D. Ashleman	58	17	Chief Executive Officer and President
Sean M. Gillen	40	0*	Chief Financial Officer and Senior Vice President
Lisa M. Anderson	49	9	Senior Vice President, General Counsel, Chief Administrative Officer, and Corporate Secretary
Tara M. Tereso	48	4	Group Executive, Health and Science Technologies (HST)
William L. Simmons	54	19	Group Executive, Fluid and Metering Technologies (FMT) and Fire & Safety/Diversified Products (FSDP)
*Mr. Gillen joined IDEX as Senior Vice President and Chief Financial Officer in January 2026.

Mr. Ashleman has served as President and Chief Executive Officer since December 2020. Prior to that, Mr. Ashleman served as Chief Operating Officer from July 2015 to December 2020. He served as Senior Vice President and Group Executive of the Company’s Global Dispensing, FSDP, and HST and Optics business segments from early 2014 through July 2015 and as Vice President and Group Executive of the Company’s FSDP segment from 2011 through early 2014. Mr. Ashleman joined IDEX in 2008 as the President of Gast Manufacturing.

Mr. Gillen has served as Senior Vice President and Chief Financial Officer since January 2026. Prior to joining IDEX, Mr. Gillen served as Senior Vice President and Chief Financial Officer at AAR CORP., a provider of aviation services to the aerospace and defense industries, from January 2019 to December 2025. Prior to his time at AAR CORP., Mr. Gillen served as Vice President and Treasurer at USG Corporation, a building materials manufacturing company, after serving in roles of increasing responsibility earlier in his career in investment banking at Goldman Sachs.

Ms. Anderson has served as Senior Vice President, General Counsel and Corporate Secretary since February 2022, and as Chief Administrative Officer since December 2025. Prior to that, Ms. Anderson served as Vice President, Associate General Counsel and Assistant Secretary from December 2017 through February 2022 after joining IDEX as Assistant General Counsel in October 2016. Prior to joining IDEX, Ms. Anderson served in various roles of increasing responsibility at SunCoke Energy, Inc., most recently as Senior Counsel and Deputy Chief Compliance Officer.

Ms. Tereso has served as Group Executive, HST since September 2024. Prior to that, Ms. Tereso served as Group President IDEX Health & Science from September 2023 to September 2024, after serving as President IDEX Health & Science from September 2021 to September 2023. Prior to joining IDEX in 2021, Ms. Tereso served as Vice President & General Manager EFD Division for Nordson Corporation, a precision technology company.

Mr. Simmons has served as Group Executive, FMT, FSDP since February 2026. Prior to that, Mr. Simmons served as Group Executive FSDP from September 2024 through February 2026. He served as Group President IDEX Fire & Safety and Dispensing from September 2023 to September 2024, as Group President IDEX Fire & Safety and BAND-IT from March 2023 to September 2023, and as President of IDEX Fire & Safety from January 2021 to March 2023.

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

Item 1A.     Risk Factors.

For an enterprise as diverse and complex as the Company, a wide range of factors present risks to the Company and could materially and adversely affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of the Company’s operations and the financial results of its operations elsewhere in this report, the most material of these factors are included below. Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect the Company. Additional risks that the Company is not aware of or does not believe are material at the time of this filing may also become important factors that adversely affect the Company’s business.

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

The Markets Served by the Company are Highly Competitive and this Competition Could Reduce Sales and Profit Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, technology, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior, may develop methods of more efficiently and effectively providing products and services or may adapt quicker to new technologies or evolving customer requirements. Additionally, the Company’s competitors may adopt new technologies and technological advancements, such as using artificial intelligence (“AI”) and machine learning to pursue new products and approaches more quickly, successfully and effectively than the Company. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, profit margins and overall financial performance.

The Company is Dependent on the Availability of Raw Materials, Parts and Components Used in Its Products and Changes in Supply of, or Price for, Raw Materials, Parts and Components May Materially Adversely Affect the Company.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, increased or new tariffs and other trade barriers, labor disruptions, supply chain disruptions, catastrophic weather events and natural disasters, including any that may be caused or exacerbated by global climate change, public health concerns, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

The Company’s Business Operations May Be Materially Adversely Affected by Information Systems Interruptions or Intrusion, Including those Arising From Cybersecurity Attacks or Incidents or Violations of Laws Regulating Privacy and Data Security.

The Company depends on various internal and third-party information technologies to administer, store, process and transmit electronic information (including sensitive or controlled data such as confidential business information and personal data relating to employees, customers and other business partners) and to support a variety of critical business activities. Our business has an increasing reliance on IT systems and a growing digital footprint as a result of changing technologies, increasing connected devices and digital offerings, and an increase in remote and hybrid workforce populations. Additionally, some of our products contain computer hardware and software and offer the ability to connect to computer networks. Our customers, including government customers, are also requiring cybersecurity protections and mandating cybersecurity standards for our businesses with more frequency. If the Company’s systems, technologies, products or services (including those we acquire through business acquisitions), or the systems, technologies, products or services of the Company’s customers or third-party hosting services (including third-party data centers and cloud platforms upon which we rely), are damaged or cease to function properly, or if the Company or third-party hosting service systems are subject to deliberate cybersecurity attacks, such as those involving unauthorized access or malicious software, or unintentional cybersecurity incidents, such as those involving systems misconfigurations, misuse or human error and/or other intrusions, the Company, its operating results and financial condition could be materially adversely impacted. These impacts could include production downtimes, operational delays or other detrimental impacts on operations or the ability to provide products and services to customers; the compromise, destruction, corruption or theft of confidential or otherwise protected information, data or intellectual property; security breaches; other manipulation or improper use of the Company’s systems or networks; financial losses from fraudulent transactions; financial losses from remedial actions; loss of business or potential liability; adverse media coverage; legal claims or legal proceedings including regulatory investigations, actions, penalties or fines, including those arising from the violation of any applicable data privacy laws; and/or damage to the Company’s reputation. While we have experienced, and expect to continue to experience, these types of threats and incidents, based on our analysis at this time, we have not experienced a cybersecurity threat or incident that we believe has or is reasonably likely to materially affect the Company.

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

There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically by both state-sponsored and criminal organizations. These may include such things as denial of service attacks, introduction of ransomware or other malicious software programs, and other disruptive problems. In addition, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds. Moreover, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks.

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

We are in the initial stages of our phased approach in reviewing AI solutions and capabilities and incorporating AI into our business activities and product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we have incorporated or may in the future incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Uncertainty Related to Environmental Regulation, Industry Standards, or Other Risks Associated with a Potential Global Transition to a Lower-Carbon Economy, as well as Physical Risks of Climate Change, Could Adversely Impact the Company’s Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change and the potential global transition to a lower-carbon economy, may result in more international, regional, federal and/or state requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company or its suppliers to change their respective manufacturing processes or obtain substitute materials that may cost more or be less available for manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, taxation of or caps on the use of carbon-based energy, limitations or restrictions on water use, limitations or restrictions on the production of single-use plastics, regulations on energy management and waste management and other rules and regulations to address climate change and other environmental risks, which may increase the Company’s expenses and adversely affect its operating results. Similarly, to the extent any of the foregoing adversely affects the Company’s customers and suppliers, it may also adversely affect the Company’s financial results.

We also are or may become subject to increasing sustainability-related reporting requirements. For example, the State of California has recently enacted its own legislation requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. We are also subject to the European Union’s Corporate Sustainability Reporting Directive. Complying with such laws and regulations, which may continue to evolve, may impose substantial additional costs and require additional resources, including for third-party attestation to enable the capture, analysis and audit of appropriate data. Any actual or alleged failure to comply with laws and regulations around disclosures could result in fines, penalties and civil liabilities and damages to our reputation.

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

The physical risks of climate change are highly uncertain and differ in the geographic regions in which the Company and, in particular, its suppliers and customers operate. These physical risks, including wildfires, rising sea levels, floods and other extreme weather events or natural disasters, may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. Any future increased worldwide regulatory activity relating to climate change could expand the nature, scope and complexity of matters that the Company is required to control, assess and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company’s operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company’s business, results of operations and financial condition could be adversely impacted.

Business Disruptions Due to Catastrophic Weather Events, Natural Disasters and Public Health Threats Could Adversely Affect the Company.

The Company faces various risks related to the occurrence of catastrophic weather events or significant natural disasters, including earthquakes, wildfires, droughts, fires, power-outages or other catastrophic events, in areas in which we have manufacturing facilities, from which we obtain products or in which our customers operate and conduct business. Severe weather conditions or natural disasters, including any that may be caused or exacerbated by global climate change, may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, delays in the delivery of products to our customers or decreased demand for our products from customers who may be affected by such weather conditions or natural disasters.

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

Risks Related to Economic and Political Conditions

A Slowdown in the U.S. or International Economy Could Materially Adversely Affect the Sales and Profitability of the Company’s Businesses.

In 2025, 51% of the Company’s sales were derived from customers within the U.S. and 49% were derived from customers outside of the U.S. The Company’s largest end markets include industrial, life sciences, energy, water, fire suppression, semiconductor, automotive and aviation, chemical, paint dispensing and food and beverage. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could materially reduce the Company’s sales and profitability.

In addition, the increasing use and development of AI has increased demand for AI-related projects, including data center power solutions and semiconductor applications. The growth and development of this rapidly-evolving industry is difficult to predict. Changes in demand can affect the timing and amounts of customer investments in our products, which could materially affect the Company and its financial condition and results of operations.

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
•the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, increased or new tariffs and other trade barriers, and variability and unpredictability in trade relations, including as a result of geopolitical developments (such as escalating tensions in the Middle East) and relations between the United States and China and the United States and Russia and any changes arising as a result of global leadership changes; and
•geopolitical events, including natural disasters, catastrophic weather events, climate change, public health conditions, including epidemics, pandemics and other outbreaks (such as the global outbreak of the COVID-19 pandemic), political instability or other geopolitical events, including civil or political unrest, terrorism, insurrection, global conflicts or war.

Any of these events could have a materially adverse impact on the Company and its operations.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates arising from its global business operations. Approximately 34% of net sales in 2025 were recorded by subsidiaries with functional currencies other than the U.S. Dollar. Results of these subsidiaries are translated into U.S. Dollars for reporting purposes and the strengthening of the U.S. Dollar could result in unfavorable translation effects. In addition, certain of the Company’s businesses transact in a currency other than the business’s functional currency, and movements in the transaction currency as related to the functional currency could also result in unfavorable transactional exchange rate effects. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The Company’s total assets includes substantial intangible assets, primarily goodwill and identifiable intangible assets, which primarily result from acquisitions. At December 31, 2025, goodwill and intangible assets totaled $3,414.5 million and

$1,247.4 million, respectively. Annually, or when certain events occur that require a more current valuation, the Company assesses whether there has been an impairment in the value of goodwill and identifiable intangible assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill or identifiable intangible assets would adversely impact the Company’s results of operations and net worth. See Note 6, “Goodwill and Intangible Assets” in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.

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

Governance, Oversight and Leadership.

The Company’s Board of Directors and the Audit Committee oversee management’s efforts to address cybersecurity and information security risks. Senior management provides the Company’s Board of Directors updates on the Company’s cybersecurity program at least once a year, including as part of the Company’s enterprise risk management assessment, and, beginning in 2026, the Audit Committee reviews the cybersecurity program at least three times a year and on an as-needed basis. Such reviews, among other things, include the results of internal and/or external assessments, a review of cybersecurity governance at the management level, and a review of the Company’s cybersecurity program and progress toward various initiatives.

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

Item 2.        Properties.

Due to the Company’s decentralized operating structure and global operations, the Company operates out of a large number of facilities worldwide. As of December 31, 2025, the Company operated approximately 210 plants and office facilities, of which approximately 20% are owned and the remainder are leased. Approximately 110 of the facilities were located outside of the U.S. Principal foreign countries include the U.K., Germany, the Netherlands, Canada, Italy, China and India. The number of facilities by business segment is approximately 90 for HST, 80 for FMT and 25 for FSDP. The remaining facilities relate to the Company’s shared service locations as well as 2 leased corporate offices in Illinois. The Company considers its facilities suitable and adequate for the Company’s operations and believes it has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term, especially given its operational improvement initiatives that usually increase capacity.

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

In addition, the Company and seven of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third-party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Asbestos-related claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange under the symbol “IEX”. As of February 13, 2026, there were approximately 7,472 stockholders of record of the Company’s common stock and there were 74,347,824 shares outstanding.

The Company’s payment of dividends in the future will be determined by the Company’s Board of Directors and will depend on business conditions, earnings and other factors.

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

The Company’s purchases of common stock during the quarter ended December 31, 2025 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	$—	—	$999,689,374
November 1, 2025 to November 30, 2025	194,251	168.03	194,251	967,048,882
December 1, 2025 to December 31, 2025	238,029	177.96	238,029	924,689,463
Total	432,280	$173.50	432,280	$924,689,463

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.

Performance Graph

The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap 400 Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in the Company’s common stock and each index was $100 on December 31, 2020. Total return values for the Company’s common stock, the S&P 500 Index, S&P Midcap 400 Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

IDEX Corporation
S&P 500 Index
S&P Midcap 400 Industrials Sector Index
Russell 2000 Index
DOLLARS
250
225
200
175
150
125
100
75
12/20
12/21
12/22
12/23
12/24
12/25

	12/20	12/21	12/22	12/23	12/24	12/25
IDEX Corporation	$100.00	$119.81	$117.14	$112.70	$110.04	$94.99
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Midcap 400 Industrials Sector Index	$100.00	$128.45	$113.68	$149.41	$169.56	$191.48
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40

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

2025 Highlights
(All comparisons are against 2024 unless otherwise noted)

•Record reported Net sales of $3,457.5 million increased 6% overall and increased 1% organically*
•Reported diluted earnings per common share (“EPS”) attributable to IDEX of $6.41 decreased 3%
•Adjusted diluted EPS attributable to IDEX* of $7.95 increased 1%
•Operating cash flow of $680.4 million increased 2% and was 141% of net income, up from 132%
•Free cash flow* of $616.8 million increased 2% and was 103% of adjusted net income*, up from 101%
•Returned capital to shareholders in the form of $248 million of share repurchases and $213 million of dividends

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable U.S. GAAP financial measures under the headings “Non-GAAP Disclosures” and “Free Cash Flow.”

During 2025, the Company delivered organic sales growth and margin expansion as positive price across all segments more than offset lower volumes in the FMT and FSDP segments. Improved operational results included productivity improvements together with platform optimization savings resulting from restructuring and other cost containment actions taken during 2025. Results were tempered by higher interest expense, the absence of certain tax benefits recognized in 2024 as well as higher amortization on acquisition related intangibles assets. The Company generated strong cash flow and continued to deploy capital, including nearly $250 million of share repurchases during the year.

2026 Outlook

Looking ahead, the Company plans to continue strengthening its position in targeted advantaged markets by further integrating its capabilities and advancing its 8020 operating framework. These initiatives are designed to support sustained organic growth while enabling disciplined bolt‑on acquisitions. At the same time, the Company remains committed to a balanced capital deployment strategy that includes returning capital to shareholders.

Within the HST segment, the Company anticipates continued growth supported by robust demand across data center, semiconductor, space and defense, and food and beverage and pharmaceutical end markets. By contrast, the industrial and automotive businesses have yet to experience a meaningful recovery in demand. In the FMT segment, the Company expects continued momentum in the Water businesses. However, core industrial markets continue to track flat, and the Company is monitoring softer demand trends across chemical, energy and agricultural applications. For the FSDP segment, near‑term headwinds are expected to persist due to ongoing weakness in Fire & Safety markets outside the United States and subdued capital spending in Dispensing. BAND‑IT is generally performing in line with the Company’s other industrial businesses, trending flat to start the year.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2025 compared with the year ended December 31, 2024. For the discussion related to the consolidated results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025.

	Year Ended December 31,		Change
(In millions, except per share amounts)	2025	2024	$	% / bps
Domestic sales	$1,760.8	$1,618.1	$142.7	9%
International sales	1,696.7	1,650.7	46.0	3%
Net sales	3,457.5	3,268.8	188.7	6%
Cost of sales	1,918.7	1,823.6	95.1	5%
Gross profit	1,538.8	1,445.2	93.6	6%
Gross margin	44.5%	44.2%	n/a	30 bps
Selling, general and administrative expenses	818.8	758.7	60.1	8%
Restructuring expenses and asset impairments	20.7	9.3	11.4	123%
Operating income	699.3	677.2	22.1	3%
Gain on sale of businesses - net	—	(4.0)	4.0	(100%)
Other expense (income) – net	2.3	(2.6)	4.9	(188%)
Interest expense - net	64.4	44.5	19.9	45%
Income before income taxes	632.6	639.3	(6.7)	(1%)
Provision for income taxes	150.1	134.7	15.4	11%
Effective tax rate	23.7%	21.1%	n/a	260 bps
Net income attributable to IDEX	$483.2	$505.0	$(21.8)	(4%)
Diluted earnings per common share attributable to IDEX	$6.41	$6.64	$(0.23)	(3%)

Net Sales

Net sales increased compared to the prior year as a result of contributions from the acquisition of Mott Corporation and its subsidiaries (“Mott”) as well as from organic sales and favorable impacts from foreign currency. Organic sales increased 1% primarily driven by positive price across all segments. Lower volumes in our FMT and FSDP segments were only partly mitigated by higher volumes in our HST segment.

Gross Profit and Gross Margin

Gross profit and Gross margin were positively impacted by price/cost and operational productivity improvements, and were negatively impacted by volume deleverage and unfavorable mix. Operational productivity improvements include platform optimization savings resulting from restructuring actions and other cost containment actions taken in 2025, which largely offset increases in other employee-related costs. Gross profit was also positively impacted by acquisitions, net of divestitures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the $51.0 million impact from acquisitions, net of divestitures, including amortization.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments primarily relate to severance expense for restructuring actions taken during both periods. Severance costs in 2025 were incurred in conjunction with organizational changes, primarily designed to connect scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. For additional information regarding restructuring expenses and asset impairments, refer to Note 14, “Restructuring Expenses and Asset Impairments,” in the Notes to Consolidated Financial Statements.

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

Other Expense (Income) – Net

Other expense (income) – net in both periods primarily reflects the impact of foreign currency transactions.

Interest Expense - Net

Interest expense - net increased primarily due to the impact of higher debt outstanding in connection with financing the acquisition of Mott. For additional information, refer to Note 7, “Borrowings,” in the Notes to Consolidated Financial Statements.

Income Taxes

The 2025 effective tax rate was 23.7% as compared to the 2024 effective tax rate of 21.1%. The increase in the rate was primarily due to legislation enacted in 2025, which lowered tax benefits from certain foreign sourced income and increased state income taxes. Additionally, the mix of earnings in higher tax rate jurisdictions increased taxes and discrete tax items were less favorable than in the prior year period. For additional information, refer to Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. Key income tax related provisions of the OBBBA impacting the Company include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code Section 174, extension of bonus depreciation, and revisions to international tax regimes. The Company has reflected the tax impacts of the OBBBA legislation and estimates an immaterial impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impacts of the OBBBA as more guidance becomes available.

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

Results of Reportable Business Segments

The Company has three reportable segments: HST, FMT and FSDP. For a detailed description of the operations within each segment, please refer to Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Management’s measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

Health & Science Technologies Segment

	Year Ended December 31,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$695.7	$573.7	21%
International sales	799.8	724.4	10%
Net sales	$1,495.5	$1,298.1	15%	4%	10%	1%	15%
Adjusted EBITDA	397.8	346.8	15%	8%	6%	1%	15%
Adjusted EBITDA margin	26.6%	26.7%	(10) bps	90 bps	(100) bps	— bps	(10) bps

(1) Acquisitions included Mott acquired in September 2024 and Micro-LAM, Inc. (“Micro-LAM”) acquired in July 2025.

•Organic sales reflected positive price and favorable volumes driven by higher volumes in the Company’s data center, semiconductor consumables and space and defense businesses as well as 8020-driven commercial initiatives, partially offset by lower volumes in the Company’s semiconductor OEM, industrial and automotive businesses.
•Adjusted EBITDA margin decreased slightly, reflecting net productivity improvements, including platform optimization savings and cost containment, favorable price/cost and volume leverage, which largely mitigated the impact of acquisitions, unfavorable mix and higher variable compensation.

Fluid & Metering Technologies Segment

	Year Ended December 31,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$693.3	$693.1	—%
International sales	530.7	540.1	(2%)
Net sales	$1,224.0	$1,233.2	(1%)	—%	(2%)	1%	(1%)
Adjusted EBITDA	406.8	406.3	—%	—%	(1%)	1%	—%
Adjusted EBITDA margin	33.2%	32.9%	30 bps	20 bps	10 bps	— bps	30 bps

(1) Divestitures included Alfa Valvole, sold in June 2024.

•Organic sales reflected unfavorable volumes in the Company’s chemical, energy, industrial water, agriculture and semiconductor businesses, partially offset by higher volume in the municipal water businesses, which together more than offset the benefit of positive price across the segment.
•Adjusted EBITDA margin increased primarily due to positive price/cost as well as net productivity improvements. These improvements were partially offset by volume deleverage and unfavorable mix. Platform optimization savings and cost containment offset other higher employee-related costs.

Fire & Safety/Diversified Products Segment

	Year Ended December 31,			Components of Change
(In millions)	2025	2024	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$371.8	$354.9	5%
International sales	373.5	389.4	(4%)
Net sales	$745.3	$744.3	—%	(1%)	—%	1%	—%
Adjusted EBITDA	213.5	214.2	—%	(1%)	—%	1%	—%
Adjusted EBITDA margin	28.7%	28.8%	(10) bps	(10) bps	— bps	— bps	(10) bps

•Organic sales reflected positive price, which was more than offset by lower volumes in the Company’s Dispensing and Fire & Safety businesses. Volumes in the Company’s Dispensing business were impacted by the timing of Dispensing projects in emerging markets and slower equipment replenishment. Strong North America Fire OEM volumes were more than offset by lower Fire & Safety volumes in Asia.
•Adjusted EBITDA margin decreased primarily due to volume deleverage and unfavorable mix, mostly offset by price/cost and net productivity improvements, including platform optimization savings and cost containment.

Liquidity and Capital Resources

Liquidity

Based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its cash requirements, including funding of working capital, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, share repurchases and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Select key liquidity metrics at December 31, 2025 are as follows:

(In millions)	December 31, 2025
Working capital	$1,067.8
Current ratio	2.9 to 1
Cash and cash equivalents	$580.0
Cash held outside of the United States	526.2
Revolving Facility capacity	$800.0
Borrowings	228.8
Letters of credit	2.6
Revolving Facility availability	$568.6

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of December 31, 2025 and 2024:

(In millions)	December 31, 2025	December 31, 2024	Change	Organic Change
Receivables – net	$521.7	$465.9	$55.8	$41.2
Inventories – net	479.4	429.7	49.7	34.2
Less: Trade accounts payable	224.7	197.8	26.9	17.0
Operating working capital	$776.4	$697.8	$78.6	$58.4

Foreign currency translation, slightly offset by the impact of acquisitions, increased Operating working capital by $20.2 million during 2025. Apart from these items, the primary drivers of the change in Operating working capital were higher receivables, driven by price and the timing of shipments, and higher inventories, which increased early in the year to support planned production.

Cash Flow Summary

The following table is derived from the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In millions)	2025	2024	Change
Net cash flows provided by (used in):
Operating activities	$680.4	$668.1	$12.3
Investing activities	(137.6)	(1,006.5)	868.9
Financing activities	(632.6)	465.9	(1,098.5)

Operating Activities

Operating cash flows increased $12.3 million in 2025 primarily due to improved operational results, lower cash payments for taxes and timing of customer deposits and project deliveries impacting the prior year period. These increases were partly offset by higher working capital as discussed under the heading “Operating Working Capital” above, higher interest payments primarily as a result of the issuance of the 4.950% Senior Notes (as defined in Note 7, “Borrowings,” in the Notes to Consolidated Financial Statements) during the third quarter of 2024 to fund the acquisition of Mott as well as higher severance payments made in conjunction with the organizational changes during 2025.

Investing Activities

Cash used in investing activities decreased $868.9 million in 2025 as compared to the prior year period driven by $863.2 million of lower net spending on business acquisitions, net of divestitures, in the current year period, primarily due to the acquisition of Mott and the sale of Alfa Valvole during the prior year period. See further details on the Company’s acquisition activity in Note 2, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements.

Financing Activities

Financing cash flows decreased $1,098.5 million in 2025 to $632.6 million of cash used in financing activities from $465.9 million of cash provided by financing activities. The prior year period included $774.3 million of net proceeds in connection with the financing of the Mott acquisition. The current year period included $247.8 million of share repurchases, $51.8 million of higher net payments on debt, lower proceeds from stock option exercises, net of shares withheld for taxes, which decreased $17.2 million, and $7.3 million of higher dividends paid to shareholders, as compared to the prior year period.

Free Cash Flow

The Company believes free cash flow, a non-GAAP measure, is an important measure of performance because it provides a measurement of cash generated from operations that is available for payment obligations such as operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock as well as for funding acquisitions and share repurchases. Free cash flow is calculated as cash flows provided by operating activities less capital expenditures. Free cash flow conversion, also a non-GAAP measure, is calculated as free cash flow divided by adjusted net income attributable to IDEX.

The following table reconciles cash flows provided by operating activities to free cash flow:

	Year Ended December 31,
(In millions)	2025	2024
Cash flows provided by operating activities	$680.4	$668.1
Less: capital expenditures	63.6	65.1
Free cash flow	$616.8	$603.0

Reported net income attributable to IDEX	$483.2	$505.0
Adjusted net income attributable to IDEX*	599.5	598.5

Operating cash flow as a percent of net income	141%	132%
Free cash flow conversion	103%	101%
*This is a non-GAAP measure. See the definition of this non-GAAP measure and reconciliation to its most directly comparable U.S. GAAP financial measure under the heading “Non-GAAP Disclosures.”

Cash Requirements

Subsequent Borrowings Activity

Subsequent to December 31, 2025, the Company had net borrowings on the Revolving Facility of $58.2 million.

Subsequent Share Repurchases

Subsequent to December 31, 2025, the Company repurchased 0.2 million shares at a cost of $38.1 million.

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
•Purchase obligations - The Company enters into purchase orders with vendors and other parties in the ordinary course of business. As of December 31, 2025, the Company’s purchase obligations, consisting primarily of inventory commitments, totaled approximately $326.2 million, of which $290.1 million is expected to be settled during 2026 and the remainder thereafter.
•Pension and post-retirement medical benefit plans - See Note 17, “Retirement Benefits,” in the Notes to Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.
•Contingent consideration - In connection with the acquisition of Micro-LAM, the Company entered into an earnout agreement and may be required to pay contingent cash consideration upon the achievement of certain financial performance targets. See Note 8, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements for further detail of our contingent consideration obligations.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $63.6 million and $65.1 million in 2025 and 2024, respectively.

Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. In 2025, the Company repurchased 1.4 million shares at a cost of $252.4 million (including estimated excise taxes of $2.4 million, which will be paid in 2026), of which $2.2 million was settled in January 2026. There were no share repurchases in 2024. As of December 31, 2025, the amount of share repurchase authorization remaining was $924.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Consolidated Financial Statements and Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividends

The Company increased its quarterly cash dividend by 3% from $0.69 per common share in 2024 to $0.71 per common share in 2025. Total dividend payments to common shareholders were $212.6 million in 2025 compared with $205.3 million in 2024.

Covenants

The key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 5.13% Senior Notes are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2025, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 13.13 to 1 for covenant calculation purposes and the leverage ratio was 1.96 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes (each as defined in Note 7, “Borrowings” in the Notes to Consolidated Financial Statements); however, all are subject to cross-acceleration provisions. For a discussion of the Company’s Revolving Facility and Senior Notes as well as the associated covenants, refer to Note 7, “Borrowings,” in the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

The Company had $21.4 million of letters of credit as of December 31, 2025, primarily issued as security for insurance and other performance obligations. Of the $21.4 million of letters of credit, only $2.6 million reduced the Company’s borrowing capacity under the Revolving Facility as of December 31, 2025.

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

Goodwill and indefinite-lived intangible assets — Goodwill and other intangible assets with indefinite lives, which consists solely of trade names, are not amortized; rather they are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired. The Company follows the guidance prescribed in Accounting Standards

Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and indefinite-lived intangible assets for impairment. In assessing goodwill for impairment, the Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach (consisting of a comparable public company multiples methodology) weighted 50%. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. Key assumptions and estimates used in the goodwill impairment assessment are described below. Based on the results of the Company’s annual impairment test at October 31, 2025, all reporting units had fair values substantially in excess of their carrying values.

The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine the fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted cash flows and terminal growth rates. The following assumption ranges were utilized by the Company in 2025 and 2024:

Assumptions	2025 Range	2024 Range
Weighted average cost of capital	9.25% to 10.5%	9.25% to 9.75%
Market multiples	11.0x to 17.0x	12.0x to 19.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

In assessing trade names for impairment, the Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of its trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. Based on the results of the Company’s annual impairment test at October 31, 2025, the trade names had fair values in excess of their carrying values.

The Company’s acquisitions have generally included significant goodwill components and the Company expects to continue to make acquisitions. At December 31, 2025, goodwill and other indefinite-lived intangible assets totaled $3,505.4 million, or 51%, of the Company’s total assets.

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

1. Reconciliations of the Change in Net Sales to Organic Sales

	For the Years Ended December 31,
	2025				2024
	HST	FMT	FSDP	IDEX	HST	FMT	FSDP	IDEX
Change in net sales	15%	(1%)	—%	6%	(1%)	(1%)	4%	—%
Less:
Net impact from acquisitions/divestitures(1)	10%	(2%)	—%	4%	6%	(1%)	—%	2%
Impact from foreign currency(2)	1%	1%	1%	1%	—%	—%	—%	—%
Change in organic sales	4%	—%	(1%)	1%	(7%)	—%	4%	(2%)

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

2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	For the Years Ended December 31,
	2025	2024
Gross profit	$1,538.8	$1,445.2
Fair value inventory step-up charges	0.6	9.6
Adjusted gross profit	$1,539.4	$1,454.8

Net sales	$3,457.5	$3,268.8

Gross margin	44.5%	44.2%
Adjusted gross margin	44.5%	44.5%

3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except per share amounts)

	For the Years Ended December 31,
	2025	2024
Reported net income attributable to IDEX	$483.2	$505.0
Fair value inventory step-up charges	0.6	9.6
Tax impact on fair value inventory step-up charges	(0.1)	(2.0)
Restructuring expenses and asset impairments(1)	20.4	9.3
Tax impact on restructuring expenses and asset impairments	(5.1)	(2.2)
Gain on sale of businesses - net	—	(4.0)
Tax impact on gain on sale of businesses - net	—	—
Loss on sale of assets	1.1	—
Tax impact on loss on sale of assets(2)	0.5	—
Acquisition-related intangible asset amortization	130.7	107.1
Tax impact on acquisition-related intangible asset amortization	(31.8)	(24.3)
Adjusted net income attributable to IDEX	$599.5	$598.5

Reported diluted EPS attributable to IDEX	$6.41	$6.64
Fair value inventory step-up charges	0.01	0.13
Tax impact on fair value inventory step-up charges	—	(0.02)
Restructuring expenses and asset impairments(1)	0.27	0.12
Tax impact on restructuring expenses and asset impairments	(0.07)	(0.03)
Gain on sale of businesses - net	—	(0.05)
Tax impact on gain on sale of businesses - net	—	—
Loss on sale of assets	0.02	—
Tax impact on loss on sale of assets(2)	0.01	—
Acquisition-related intangible asset amortization	1.72	1.41
Tax impact on acquisition-related intangible asset amortization	(0.42)	(0.31)
Adjusted diluted EPS attributable to IDEX	$7.95	$7.89

Diluted weighted average shares outstanding	75.3	75.9

(1) This adjustment represents the amount of Restructuring expenses and asset impairments attributable to IDEX. Restructuring expenses and asset impairments of $20.7 million on the Consolidated Statements of Income during 2025 included charges of $0.6 million recognized by the Company’s joint venture, $0.3 million of which was attributable to noncontrolling interest.
(2) The loss on sale of assets generated tax expense due to the characterization of the underlying assets sold for tax purposes.

4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	For the Years Ended December 31,
	2025	2024
Reported net income	$482.5	$504.6
Provision for income taxes	150.1	134.7
Interest expense – net	64.4	44.5
Gain on sale of businesses - net	—	(4.0)
Depreciation	75.8	68.5
Amortization	130.7	107.1
Fair value inventory step-up charges	0.6	9.6
Restructuring expenses and asset impairments	20.7	9.3
Loss on sale of assets	1.1	—
Adjusted EBITDA	$925.9	$874.3

Adjusted EBITDA Components
HST	$397.8	$346.8
FMT	406.8	406.3
FSDP	213.5	214.2
Corporate and other	(92.2)	(93.0)
Total Adjusted EBITDA	$925.9	$874.3

Net sales	$3,457.5	$3,268.8

Net income margin	14.0%	15.4%
Adjusted EBITDA margin	26.8%	26.7%

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency risks that arise from its global business operations. Approximately 34% of net sales in 2025 were recorded by subsidiaries with functional currencies other than the U.S. Dollar. Changes in foreign currency exchange rates affect the Company’s results of operations, financial position and cash flows when these subsidiaries’ results are translated into U.S. Dollars, the Company’s functional reporting currency. The strengthening of the U.S. Dollar could result in unfavorable translation effects as the results of foreign operations are translated into U.S. Dollars.

Changes in foreign currency exchange rates also affect transaction gains and losses associated with transactions denominated in currencies other than a subsidiary’s functional currency. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction losses

(gains) for the years ended December 31, 2025, 2024 and 2023 were $5.6 million, $(1.0) million and $7.3 million, respectively, and are reported within Other expense (income) – net on the Consolidated Statements of Income.

Interest Rate Fluctuations

The Company has interest rate exposure due to $228.8 million of the $1,829.8 million debt outstanding at December 31, 2025 bearing floating rate debt. The Company’s Revolving Facility bears interest at either an alternate base rate or adjusted Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. At December 31, 2025, there was $228.8 million outstanding under the Revolving Facility with an interest rate of 3.32%. A hypothetical 1% change in the interest rate would cause the interest expense on the Company’s floating rate debt to change by approximately $2.3 million per year.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management excluded Micro-LAM, Inc. from its assessment of internal controls over financial reporting as the acquisition occurred in 2025 (see Note 2, “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements for further detail). This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The total assets (excluding goodwill and intangible assets) and net sales of the current year acquisition represented approximately 1.1 percent and 0.4 percent, respectively, of the Consolidated Financial Statements amounts as of and for the year ended December 31, 2025. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded Micro-LAM, Inc. from its assessment of internal control over financial reporting as this acquisition occurred in the twelve months ended December 31, 2025. The combined total assets (excluding goodwill and intangible assets) and net sales of this acquisition represented approximately 1.1 percent and 0.4 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at this acquired company.

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
February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 19, 2026

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Net sales	$3,457.5	$3,268.8	$3,273.9
Cost of sales	1,918.7	1,823.6	1,827.0
Gross profit	1,538.8	1,445.2	1,446.9
Selling, general and administrative expenses	818.8	758.7	703.5
Restructuring expenses and asset impairments	20.7	9.3	10.9
Operating income	699.3	677.2	732.5
Gain on sale of businesses – net	—	(4.0)	(84.7)
Other expense (income) – net	2.3	(2.6)	5.2
Interest expense – net	64.4	44.5	51.7
Income before income taxes	632.6	639.3	760.3
Provision for income taxes	150.1	134.7	164.7
Net income	482.5	504.6	595.6
Net loss attributable to noncontrolling interest	0.7	0.4	0.5
Net income attributable to IDEX	$483.2	$505.0	$596.1

Earnings per common share:
Basic earnings per common share attributable to IDEX	$6.41	$6.66	$7.87
Diluted earnings per common share attributable to IDEX	$6.41	$6.64	$7.85

Share data:
Basic weighted average common shares outstanding	75.3	75.7	75.6
Diluted weighted average common shares outstanding	75.3	75.9	75.9

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$482.5	$504.6	$595.6
Other comprehensive income (loss):
Pension and other postretirement adjustments, net of tax	2.2	3.1	(7.4)
Cumulative translation adjustment	186.3	(88.2)	87.8
Other comprehensive income (loss), net of tax	188.5	(85.1)	80.4
Comprehensive income	671.0	419.5	676.0
Comprehensive loss attributable to noncontrolling interest	0.7	0.4	0.5
Comprehensive income attributable to IDEX	$671.7	$419.9	$676.5

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$580.0	$620.8
Receivables – net	521.7	465.9
Inventories – net	479.4	429.7
Other current assets	62.1	76.3
Total current assets	1,643.2	1,592.7
Property, plant and equipment – net	468.0	460.4
Goodwill	3,414.5	3,251.7
Intangible assets – net	1,247.4	1,284.8
Other noncurrent assets	153.9	155.7
Total assets	$6,927.0	$6,745.3
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$224.7	$197.8
Accrued expenses	297.0	278.7
Current portion of long-term borrowings	0.7	100.7
Dividends payable	53.0	52.5
Total current liabilities	575.4	629.7
Long-term borrowings – net	1,820.1	1,859.5
Deferred income taxes	303.0	267.2
Other noncurrent liabilities	202.3	194.8
Total liabilities	2,900.8	2,951.2
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $0.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $0.01 per share par value
Issued: 90.1 million shares at both December 31, 2025 and 2024	0.9	0.9
Treasury stock at cost: 15.5 million shares at December 31, 2025 and 14.2 million shares at December 31, 2024	(1,423.2)	(1,170.3)
Additional paid-in capital	892.1	864.8
Retained earnings	4,500.1	4,230.2
Accumulated other comprehensive income (loss)	57.6	(130.9)
Total shareholders’ equity	4,027.5	3,794.7
Noncontrolling interest	(1.3)	(0.6)
Total equity	4,026.2	3,794.1
Total liabilities and equity	$6,927.0	$6,745.3

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	90.1	$818.1	14.5	$(1,184.3)	$(126.2)	$3,531.7	$3,039.3	$0.3	$3,039.6
Net income (loss)	—	—	—	—	—	596.1	596.1	(0.5)	595.6
Other comprehensive income, net of tax of $2.3	—	—	—	—	80.4	—	80.4	—	80.4
Net issuance of shares of treasury stock (net of tax of $2.8)	—	—	(0.3)	21.5	—	—	21.5	—	21.5
Repurchases of common stock	—		0.1	(24.2)	—	—	(24.2)	—	(24.2)
Share-based compensation	—	21.8	—	—	—	—	21.8	—	21.8
Cash dividends declared - $2.56 per common share	—	—	—	—	—	(193.5)	(193.5)	—	(193.5)
Balance, December 31, 2023	90.1	$839.9	14.3	$(1,187.0)	$(45.8)	$3,934.3	$3,541.4	$(0.2)	$3,541.2
Net income (loss)	—	—	—	—	—	505.0	505.0	(0.4)	504.6
Other comprehensive loss, net of tax of $(0.7)	—	—	—	—	(85.1)	—	(85.1)	—	(85.1)
Net issuance of shares of treasury stock (net of tax of $2.7)	—	—	(0.1)	16.7	—	—	16.7	—	16.7
Share-based compensation	—	25.8	—	—	—	—	25.8	—	25.8
Cash dividends declared - $2.76 per common share	—	—	—	—	—	(209.1)	(209.1)	—	(209.1)
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	483.2	483.2	(0.7)	482.5
Other comprehensive income, net of tax of $(1.2)	—	—	—	—	188.5	—	188.5	—	188.5
Net issuance of shares of treasury stock (net of tax of $4.2)	—	—	(0.1)	(0.5)	—	—	(0.5)	—	(0.5)
Repurchases of common stock (including excise tax of $2.4 million)	—	—	1.4	(252.4)	—	—	(252.4)	—	(252.4)
Share-based compensation	—	27.3	—	—	—	—	27.3	—	27.3
Cash dividends declared - $2.84 per common share	—	—	—	—	—	(213.3)	(213.3)	—	(213.3)
Balance, December 31, 2025	90.1	$893.0	15.5	$(1,423.2)	$57.6	$4,500.1	$4,027.5	$(1.3)	$4,026.2

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$482.5	$504.6	$595.6
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of businesses – net	—	(4.0)	(84.7)
Asset impairments	0.7	0.1	0.8
Credit loss on note receivable from collaborative partner	—	—	7.7
Depreciation	75.8	68.5	57.2
Amortization of intangible assets	130.7	107.1	94.9
Share-based compensation expense	27.3	25.8	21.8
Deferred income taxes	12.8	(19.4)	(14.7)
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(41.2)	(16.9)	20.5
Inventories – net	(34.2)	17.6	66.2
Other current assets	1.6	(0.1)	(6.5)
Trade accounts payable	15.2	8.9	(25.3)
Deferred revenue	2.7	(17.9)	12.7
Accrued expenses	1.8	(8.6)	(34.8)
Other – net	4.7	2.4	5.3
Net cash flows provided by operating activities	680.4	668.1	716.7
Cash flows from investing activities
Capital expenditures	(63.6)	(65.1)	(89.9)
Acquisition of businesses, net of cash acquired	(76.2)	(984.5)	(311.8)
Proceeds from sale of businesses, net of cash remitted	—	45.1	118.6
Purchase of marketable securities	—	—	(29.0)
Proceeds from sale of marketable securities	—	4.5	24.8
Other – net	2.2	(6.5)	3.5
Net cash flows used in investing activities	(137.6)	(1,006.5)	(283.8)
Cash flows from financing activities
Borrowings under revolving credit facilities	252.0	279.3	—
Payments under revolving credit facilities	(322.9)	(69.1)	—
Proceeds from issuance of long-term borrowings	—	496.7	100.0
Payment of long-term borrowings	(100.0)	(50.0)	(250.0)
Cash dividends paid to shareholders	(212.6)	(205.3)	(190.7)
(Payments) proceeds from share issuances, net of shares withheld for taxes	(0.5)	16.7	21.5
Repurchases of common stock	(247.8)	—	(24.2)
Other – net	(0.8)	(2.4)	(1.3)
Net cash flows (used in) provided by financing activities	(632.6)	465.9	(344.7)
Effect of exchange rate changes on cash and cash equivalents	36.8	(22.9)	15.9
Net (decrease) increase in cash and cash equivalents and restricted cash	(53.0)	104.6	104.1
Cash and cash equivalents and restricted cash at beginning of year(1)	638.9	534.3	430.2
Cash and cash equivalents and restricted cash at end of year(1)	$585.9	$638.9	$534.3
Supplemental cash flow information
Cash paid for:
Interest	$72.2	$47.4	$50.8
Income taxes - net	134.6	171.4	199.5

(1) Includes $5.9 million and $18.1 million of restricted cash at December 31, 2025 and December 31, 2024. respectively. At December 31, 2025, $3.0 million of the restricted cash has been included in Other current assets and $2.9 million has been included in Other noncurrent assets in the Consolidated Balance Sheets. At December 31, 2024, $18.1 million was included in Other current assets in the Consolidated Balance Sheets. There was no restricted cash as of December 31, 2023 or December 31, 2022.

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

Advertising Costs

Advertising costs of $16.3 million, $16.9 million and $15.9 million for 2025, 2024 and 2023, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

Marketable Securities

From time to time, the Company may hold investments in marketable securities, which are recorded in Other current assets in the Consolidated Balance Sheets. These investments are recorded at fair value, with gains and losses, dividends and interest income included in Other expense (income) – net in the Consolidated Statements of Income.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at face amount less an allowance for credit losses including bad debts as well as other estimated returns and allowances. The allowance for bad debt is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision. Reserves for returns and other allowances and adjustments, which are provided for in the same period the related sales are recorded and reduce net sales, are estimated using historical experience as well as specific customer circumstances when known.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually, or more frequently if events occur or circumstances change that would indicate an asset may be impaired. The Company evaluates the recoverability of these assets as of October 31 based on the estimated fair value of each reporting unit and the indefinite-lived intangible assets. See Note 6, “Goodwill and Intangible Assets,” for further discussion on goodwill and indefinite-lived intangible assets.

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

Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has both participating and non-participating securities. Dividend rights for restricted stock awards issued under the IDEX Corporation 2024 Incentive Award Plan (the “2024 Incentive Award Plan”) are subject to the same vesting requirements as the underlying restricted stock awards, and therefore these awards are considered non-participating securities. Dividend rights for restricted stock awards issued prior to the adoption of the 2024 Incentive Award Plan are non-forfeitable and are not subject to the same vesting requirements as the underlying restricted stock awards. As such, these awards have been determined to be participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method.

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	2025	2024	2023
Basic weighted average common shares outstanding	75.3	75.7	75.6
Dilutive effect of restricted stock, performance share units and stock options	—	0.2	0.3
Diluted weighted average common shares outstanding	75.3	75.9	75.9

Share-based payment awards that were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive were as follows:

	2025	2024	2023
Antidilutive shares not included in Diluted EPS attributable to IDEX	0.8	0.4	0.2

Share-Based Compensation

The Company expenses the fair value of the awards granted under its share-based compensation plan. That cost is recognized in the Consolidated Financial Statements over the requisite service period of the grants. See Note 15, “Share-Based Compensation,” for further discussion on share-based compensation.

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

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are generally as follows:

Trade names	15 to 20 years
Customer relationships	5 to 20 years
Technology	5 to 20 years
Software	5 years

Research and Development Expenditures

Costs associated with engineering activities, including research and development, are expensed in the period incurred and are included in Cost of sales.

Total engineering expenses, which include research and development as well as application and support engineering, were $122.3 million, $111.2 million and $107.5 million in 2025, 2024 and 2023, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $70.0 million, $67.4 million and $68.4 million in 2025, 2024 and 2023, respectively.

Foreign Currency Translation and Transaction

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date and the income statement amounts have been translated using the average monthly exchange rates for the year. Translation adjustments from year to year have been reported in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are reported within Other expense (income) – net in the Consolidated Statements of Income. Net transaction loss (gain) for the years ended December 31, 2025, 2024 and 2023 was $5.6 million, $(1.0) million and $7.3 million, respectively.

Income Taxes

Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities and for loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recognizes the tax benefit of uncertain income tax positions only if those positions are more likely than not to be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. See Note 12, “Income Taxes,” for further discussion on income taxes.

Concentration of Credit Risk

The Company is not dependent on a single customer as its largest customer accounted for less than 3% of net sales for all years presented.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard on a prospective basis during the year ended December 31, 2025. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, but resulted in incremental income tax disclosures. See Note 12, “Income Taxes,” for further detail.

Recently Issued Accounting Standards

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the accounting for government grants to business entities. ASU 2025-10 is effective for annual and interim periods beginning after December 15, 2028. Adoption of this ASU may be applied using a modified prospective, modified retrospective or retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement disclosures, but does not expect the impact to be material.

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

2025 Acquisitions

Micro-LAM, Inc.

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) in a stock acquisition. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Headquartered in Portage, Michigan, Micro-LAM operates in the Company’s Scientific Fluidics & Optics reporting unit within the Company’s HST segment. Micro-LAM was acquired for cash consideration of $80.4 million, net of cash acquired of $0.3 million, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance targets over a two-year period. Total consideration of $81.6 million includes the fair value of the potential earnout as of the acquisition date of $1.2 million. For additional discussion of the earnout valuation, refer to Note 8, “Fair Value Measurements.” The acquisition was funded using additional borrowings under the Company’s Revolving Facility (as defined in Note 7, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $37.0 million and $44.8 million, respectively. The goodwill is not deductible for tax purposes.

As of December 31, 2025, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$7.5
Property, plant and equipment	8.1
Goodwill	37.0
Intangible assets	44.8
Other noncurrent assets	2.9
Total assets acquired	100.3
Current liabilities	(6.2)
Deferred income taxes	(9.9)
Other noncurrent liabilities	(2.6)
Net assets acquired(1)	$81.6

(1) During the fourth quarter of 2025, the Company finalized the purchase price of Micro-LAM, resulting in a reduction to the purchase price of $0.3 million.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$5.3	15
Customer relationships	21.1	11
Technology	18.4	12
Acquired intangible assets	$44.8

2024 Acquisitions

Mott Corporation

On September 5, 2024, the Company acquired Mott Corporation and its subsidiaries (“Mott”) in a stock acquisition. Mott is a leading microfiltration business specializing in the design, customization and manufacturing of sintered porous metal components and engineered solutions used in fluidic applications. Headquartered in Farmington, Connecticut, Mott operates in the Scientific Fluidics & Optics reporting unit within the Company’s HST segment. Mott was acquired for cash consideration of $982.0 million, net of cash acquired of $3.1 million. The purchase price was funded using a combination of cash on hand of $207.7 million, borrowings under the Company’s Revolving Facility of $279.3 million and net proceeds of $495.0 million from the issuance of the Company’s 4.950% Senior Notes (as defined in Note 7, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $488.6 million and $412.8 million, respectively. Of the total goodwill balance recognized, $439.0 million is deductible for tax purposes.

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

(1) During the first quarter of 2025, the Company finalized the purchase price of Mott, resulting in a reduction to the purchase price of $4.2 million. Funds were received by the Company in the first quarter of 2025.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$42.0	15
Customer relationships	269.0	14
Technology	101.8	13
Acquired intangible assets	$412.8

2023 Acquisitions

Iridian Spectral Technologies

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

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$10.6
Property, plant and equipment	19.4
Goodwill	54.2
Intangible assets	44.1
Other noncurrent assets	5.4
Total assets acquired	133.7
Current liabilities	(1.2)
Deferred income taxes	(17.8)
Other noncurrent liabilities	(4.9)
Net assets acquired	$109.8

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$5.2	15
Customer relationships	27.8	12
Technology	11.1	11
Acquired intangible assets	$44.1

STC Material Solutions

On December 14, 2023, the Company acquired STC Material Solutions (“STC”) in a stock acquisition. STC specializes in the design and manufacturing of technical ceramics and hermetic sealing products for critical applications in the semiconductor, space and defense, industrial technology, medical technology and energy markets. Headquartered in St. Albans, Vermont, with additional operations in Santa Ana, California, STC operates in the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. STC was acquired for cash consideration of $200.4 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $104.3 million and $92.3 million, respectively. The goodwill is not deductible for tax purposes.

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.7
Property, plant and equipment	12.1
Goodwill	104.3
Intangible assets	92.3
Other noncurrent assets	3.0
Total assets acquired	228.4
Current liabilities	(5.5)
Deferred income taxes	(19.8)
Other noncurrent liabilities	(2.7)
Net assets acquired(1)	$200.4

(1) During the first quarter of 2024, the Company finalized the purchase price of STC, resulting in a reduction to the purchase price of $1.6 million.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$9.3	15
Customer relationships	63.0	15
Technology	20.0	11
Acquired intangible assets	$92.3

Acquisition-Related Costs

The Company incurred acquisition costs related to completed, pending and potential transactions, including those that ultimately were not completed. These costs were recorded in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The Company also incurred fair value inventory step-up charges associated with completed acquisitions. These costs were recorded in Cost of sales in the Company’s Consolidated Statements of Income. A summary of the acquisition costs and the fair value inventory step-up charges recorded in the years ended December 31, 2025, 2024 and 2023 are presented in the following table:

	2025	2024	2023
Acquisition costs	$4.6	$10.4	$7.3
Fair value inventory step-up charges	0.6	9.6	1.6

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

During 2021 and 2022, a subsidiary of IDEX funded a total of $7.2 million in promissory notes as an investment in a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses, which aligns with IDEX’s FSDP segment’s strategic plan. On a quarterly basis, the Company evaluated whether an allowance for credit losses was required for these promissory notes and measured the allowance using the current expected credit loss model. During the second quarter of 2023, IDEX determined that its investment may no longer be recoverable. As a result, IDEX recorded a credit loss of $7.7 million in Other expense (income) – net in the Consolidated Statements of Income and a reserve in Other noncurrent assets on the Consolidated Balance Sheets for the full amount of the principal and accrued interest outstanding. During the fourth quarter of 2023, IDEX converted the promissory notes to equity, resulting in a cost method investment with zero value.

4. Balance Sheet Components

	December 31,
	2025	2024
RECEIVABLES - NET
Customers	$511.9	$461.0
Other	19.2	14.7
Total	531.1	475.7
Less: allowance for credit losses	9.4	9.8
Receivables - net	$521.7	$465.9
INVENTORIES - NET
Raw materials and components parts	$316.1	$285.5
Work in process	47.7	34.4
Finished goods	115.6	109.8
Inventories - net	$479.4	$429.7
PROPERTY, PLANT AND EQUIPMENT - NET
Land and improvements	$31.6	$30.0
Buildings and improvements	287.5	268.9
Machinery, equipment and other	657.3	607.9
Office and transportation equipment	107.9	108.6
Construction in progress	38.0	34.9
Total	1,122.3	1,050.3
Less: accumulated depreciation and amortization	654.3	589.9
Property, plant and equipment - net	$468.0	$460.4
ACCRUED EXPENSES
Payroll and related items	$112.2	$105.0
Management incentive compensation	19.1	14.6
Income taxes payable	14.0	10.1
Warranty	14.4	13.6
Deferred revenue	45.8	50.7
Lease liability	27.8	26.1
Restructuring	3.0	0.9
Accrued interest	11.7	12.7
Other	49.0	45.0
Accrued expenses	$297.0	$278.7

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

Revenue by reporting unit for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Scientific Fluidics & Optics	$859.3	$706.1	$681.5
Performance Pneumatic Technologies	259.2	237.4	250.0
Sealing Solutions	249.6	232.4	242.3
Material Processing Technologies	127.4	122.2	120.7
Micropump(1)	—	—	21.9
Intersegment elimination	(4.8)	(4.1)	(2.9)
Health & Science Technologies	1,490.7	1,294.0	1,313.5
Pumps	426.6	408.3	402.9
Water	351.8	347.8	345.8
Energy	205.2	207.6	209.3
Agriculture	143.3	146.4	159.6
Valves	97.1	123.1	129.5
Intersegment elimination	(1.5)	(1.4)	(2.9)
Fluid & Metering Technologies	1,222.5	1,231.8	1,244.2
Fire & Safety	478.4	467.2	431.9
Dispensing	147.2	161.3	167.5
BAND-IT	119.7	115.8	119.4
Intersegment elimination	(1.0)	(1.3)	(2.6)
Fire & Safety/Diversified Products	744.3	743.0	716.2
Net sales	$3,457.5	$3,268.8	$3,273.9

(1) Revenue from Micropump (sold on August 3, 2023) has been included in the Company’s Consolidated Statements of Income through the date of disposition. See Note 2, “Acquisitions and Divestitures,” for further detail.

Revenue by geographical region for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31, 2025
	HST	FMT	FSDP	IDEX
U.S.	$695.7	$693.3	$371.8	$1,760.8
North America, excluding U.S.	24.7	73.0	32.0	129.7
Europe	448.4	202.6	195.2	846.2
Asia	292.3	158.1	112.6	563.0
Other(1)	34.4	97.0	33.7	165.1
Intersegment elimination	(4.8)	(1.5)	(1.0)	(7.3)
Net sales	$1,490.7	$1,222.5	$744.3	$3,457.5

	For the Year Ended December 31, 2024
	HST	FMT	FSDP	IDEX
U.S.	$573.7	$693.1	$354.9	$1,621.7
North America, excluding U.S.	29.9	68.3	34.2	132.4
Europe	408.0	210.1	178.4	796.5
Asia	261.4	169.7	139.9	571.0
Other(1)	25.1	92.0	36.9	154.0
Intersegment elimination	(4.1)	(1.4)	(1.3)	(6.8)
Net sales	$1,294.0	$1,231.8	$743.0	$3,268.8

	For the Year Ended December 31, 2023
	HST	FMT	FSDP	IDEX
U.S.	$575.5	$695.7	$371.9	$1,643.1
North America, excluding U.S.	22.6	70.3	33.4	126.3
Europe	439.9	213.8	166.7	820.4
Asia	249.4	177.6	108.5	535.5
Other(1)	29.0	89.7	38.3	157.0
Intersegment elimination	(2.9)	(2.9)	(2.6)	(8.4)
Net sales	$1,313.5	$1,244.2	$716.2	$3,273.9

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

The composition of customer receivables was as follows:

	December 31, 2025	December 31, 2024
Billed receivables	$477.1	$443.2
Unbilled receivables	34.8	17.8
Total customer receivables	$511.9	$461.0

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

The composition of deferred revenue was as follows:

	December 31, 2025	December 31, 2024
Deferred revenue - current	$45.8	$50.7
Deferred revenue - noncurrent	22.0	13.2
Total deferred revenue	$67.8	$63.9

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2025 and 2024, by reportable business segment, were as follows:

	HST	FMT	FSDP	Total
Goodwill	$1,834.5	$805.7	$398.7	$3,038.9
Accumulated goodwill impairment losses	(149.8)	(20.7)	(30.1)	(200.6)
Balance at January 1, 2024	1,684.7	785.0	368.6	2,838.3
Foreign currency translation	(43.4)	(8.9)	(8.1)	(60.4)
Acquisitions	483.6	—	—	483.6
Measurement period adjustments	1.8	—	—	1.8
Divestitures	—	(11.6)	—	(11.6)
Balance at December 31, 2024	2,126.7	764.5	360.5	3,251.7
Foreign currency translation	88.0	16.5	16.3	120.8
Acquisitions	37.0	—	—	37.0
Measurement period adjustments	5.0	—	—	5.0
Balance at December 31, 2025	$2,256.7	$781.0	$376.8	$3,414.5

Goodwill represents the purchase price in excess of the net amount assigned to the assets acquired and liabilities assumed and was tested for impairment at each of the Company’s reporting units as determined in accordance with ASC 350 as of October 31, 2025, the Company’s annual impairment test date, with no impairment noted. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing 12 month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the forward looking 2026 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units. In 2025 and 2024, there were no events or circumstances that would have required an interim impairment test.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2025 and 2024:

	At December 31, 2025			At December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Trade names	209.7	(71.4)	138.3	201.4	(60.0)	141.4
Customer relationships	1,148.4	(380.9)	767.5	1,078.8	(278.7)	800.1
Technology(1)	344.3	(102.3)	242.0	327.9	(87.1)	240.8
Software	16.0	(7.3)	8.7	15.2	(3.6)	11.6
Total amortized intangible assets	1,718.4	(561.9)	1,156.5	1,623.3	(429.4)	1,193.9
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,809.3	$(561.9)	$1,247.4	$1,714.2	$(429.4)	$1,284.8

(1) In the third quarter of 2025, the Company revised its classification of intangible assets to combine patents and unpatented technology into a single category. This change was made to better reflect the integrated nature of the Company’s intellectual property portfolio. The gross carrying amount and accumulated amortization for patents as of December 31, 2024 of $2.5 million and $2.0 million, respectively, have been reclassified to conform to the current period presentation. The change had no impact on total intangible assets or amortization expense.

The Banjo and Akron Brass trade names are indefinite-lived intangible assets that were also tested for impairment as of October 31, 2025, with no impairments noted. These indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. In 2025 and 2024, there were no events or circumstances that would have required an interim impairment test.

Amortization of intangible assets was $130.7 million, $107.1 million and $94.9 million in 2025, 2024 and 2023, respectively. Based on the intangible asset balances as of December 31, 2025, expected amortization expense for the years 2026 through 2030 is as follows:

Estimated Amortization
2026	$133.5
2027	128.7
2028	125.9
2029	115.7
2030	106.5

7. Borrowings

Borrowings at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
3.37% Senior Notes, due June 2025 (the “3.37% Senior Notes”)	$—	$100.0
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)	228.8	269.8
Other borrowings	1.0	1.5
Total borrowings	1,829.8	1,971.3
Less: current portion	0.7	100.7
Less: unamortized debt issuance costs and discount on debt	9.0	11.1
Long-term borrowings	$1,820.1	$1,859.5

Revolving Facility and Term Facility

On November 1, 2022, the Company entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other agents party thereto. The Credit Agreement consists of a revolving credit facility in an aggregate principal amount of $800 million and a term credit facility available to the Company in an aggregate principal amount of $200 million (the “Term Facility”), both of which have a final maturity date of November 1, 2027. The maturity date of the Revolving Facility may be extended under certain conditions for an additional one-year term. Up to $100 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries and financing of acquisitions. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. During 2025, the Company drew down an aggregate amount of $252.0 million under the Revolving Facility. A portion of these funds as well as cash on hand were used to repay the 3.37% Senior Notes upon their maturity in June 2025. Additionally, these funds were used to finance the Company’s acquisition of Micro-LAM and to finance share repurchases. The Company repaid $322.9 million under the Revolving Facility during 2025.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of Term SOFR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.55% and 4.46% for the years ended December 31, 2025 and 2024, respectively. The weighted-average interest rate for borrowings outstanding under the Term Facility was 6.54% for the year ended December 31, 2024. There were no borrowings outstanding under the Term Facility during the year ended December 31, 2025.

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

At December 31, 2025, there was $228.8 million outstanding under the Revolving Facility and $2.6 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $568.6 million. Subsequent to December 31, 2025, the Company had net borrowings on the Revolving Facility of $58.2 million.

Senior Notes

At December 31, 2025, the Company has $1.6 billion in senior notes outstanding at various interest rates detailed in the table above (the “Senior Notes”). Interest is payable semi-annually in arrears during the second and fourth quarters of the year for all the Senior Notes except for the 4.950% Senior Notes, which is payable semi-annually in arrears during the first and third quarters of the year. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. Subject to the terms of the respective indenture, the Company may redeem all or a portion of the Senior Notes at any time prior to maturity at the redemption prices set forth in each indenture governing the respective Senior Notes. The terms of the Senior Notes also require the Company to make an offer to repurchase the respective notes upon a change of control event at a defined price (both of which are defined within each indenture governing the respective Senior Notes).

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

Total borrowings at December 31, 2025 have scheduled maturities as follows:

Maturity of Borrowings
2026	$0.7
2027	229.1
2028	100.0
2029	500.0
2030	500.0
Thereafter	500.0
Total borrowings	$1,829.8

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.8	$—	$—	$10.8
Liabilities
Contingent consideration(2)	$—	$—	$1.2	$1.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.6	$—	$—	$10.6

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Company’s Consolidated Balance Sheets.

(2) In connection with the acquisition of Micro-LAM, the Company entered into an earnout agreement that may require it to make future cash consideration payments of up to $12.0 million based upon the achievement of certain financial performance targets from January 1, 2026 to December 31, 2027. As of December 31, 2025, $1.2 million of contingent consideration related to the Micro-LAM acquisition is included in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets and was derived using a Monte Carlo simulation model which utilizes inputs including discount rates, volatility rates, and estimated probability of achieving projected revenue and profitability targets. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income. There was no change in the fair value measurement of contingent consideration during 2025.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in 2025 or 2024.

The carrying values of the Company’s other financial instruments (i.e., cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) approximate fair value because of the short-term nature of these instruments.

Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. See Note 6, “Goodwill and Intangible Assets,” for additional information about these assets.

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

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,773.9	$1,828.8	$1,855.0	$1,970.1

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

The Company does not have any significant leases that have not yet commenced.

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 was as follows:

	Balance Sheet Caption	December 31, 2025	December 31, 2024
Right-of-Use (“ROU”) Assets:
Building ROU assets - net	Other noncurrent assets	$109.5	$114.4
Equipment ROU assets - net	Other noncurrent assets	10.2	10.8
Total ROU assets - net		$119.7	$125.2
Lease Liabilities:
Current lease liabilities	Accrued expenses	$27.8	$26.1
Noncurrent lease liabilities	Other noncurrent liabilities	94.1	101.6
Total lease liabilities		$121.9	$127.7

The components of lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Fixed lease cost(1)	$36.6	$34.7	$33.0
Variable lease cost	4.2	3.1	2.7
Total lease expense	$40.8	$37.8	$35.7

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$33.1	$34.6	$33.6
Right-of-use assets obtained in exchange for new lease liabilities	17.4	19.1	29.0

Other supplemental information related to leases as of December 31, 2025 and 2024 was as follows:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Building and equipment	5.71	6.40
Vehicles	2.64	2.69
Weighted-average discount rate:
Building and equipment	4.19%	4.07%
Vehicles	4.47%	4.35%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at December 31, 2025 have scheduled maturities as follows:

Maturity of Lease Liabilities
2026	$29.1
2027	27.7
2028	23.2
2029	17.7
2030	12.2
Thereafter	27.3
Total lease payments	137.2
Less: Imputed interest	(15.3)
Present value of lease liabilities	$121.9

10. Commitments and Contingencies

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2025	2024	2023
Beginning balance, January 1	$13.6	$9.1	$8.1
Provision for warranties	8.2	5.1	5.8
Claim settlements	(13.8)	(4.1)	(4.7)
Acquisitions and divestitures	6.2	3.6	(0.1)
Other adjustments, including foreign currency translation	0.2	(0.1)	—
Ending balance, December 31	$14.4	$13.6	$9.1

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

11. Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date. During 2025, the Company repurchased a total of 1.4 million shares at a cost of $252.4 million (which includes estimated excise taxes of $2.4 million which will be paid in 2026), of which $2.2 million was settled in January 2026. There were no share repurchases during 2024. During 2023, the Company repurchased a total of 0.1 million shares at a cost of $24.2 million. As of December 31, 2025, the amount of share repurchase authorization remaining was $924.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. Subsequent to December 31, 2025, the Company repurchased 0.2 million shares at a cost of $38.1 million.

12. Income Taxes

Pretax income for 2025, 2024 and 2023 was taxed in the following jurisdictions:

	2025	2024	2023
U.S.	$375.5	$377.9	$534.1
Foreign	257.1	261.4	226.2
Total	$632.6	$639.3	$760.3

The provision (benefit) for income taxes for 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Current
U.S.	$47.4	$69.0	$103.8
State and local	10.9	11.6	13.7
Foreign	79.0	73.5	61.9
Total current	137.3	154.1	179.4
Deferred
U.S.	26.1	(2.6)	(11.1)
State and local	1.9	(2.1)	1.7
Foreign	(15.2)	(14.7)	(5.3)
Total deferred	12.8	(19.4)	(14.7)
Total provision for income taxes	$150.1	$134.7	$164.7

Deferred tax assets (liabilities) at December 31, 2025 and 2024 were:

	December 31, 2025	December 31, 2024
Allowances and accruals	$23.7	$21.7
Employee and retiree benefit plans	19.8	19.4
Inventories	17.3	13.9
Foreign tax credit and other carryforwards	30.4	20.8
Lease liabilities	27.8	26.4
Right of use assets	(26.7)	(25.1)
Depreciation and amortization	(353.8)	(311.6)
Taxes on undistributed foreign earnings	(17.4)	(14.9)
Other	0.8	1.0
Total gross deferred tax liabilities	(278.1)	(248.4)
Valuation allowance	(23.7)	(17.3)
Total deferred tax liabilities, net of valuation allowances	$(301.8)	$(265.7)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 were:

	December 31, 2025	December 31, 2024
Noncurrent deferred tax asset - Other noncurrent assets	$1.2	$1.5
Noncurrent deferred tax liabilities - Deferred income taxes	(303.0)	(267.2)
Net deferred tax liabilities	$(301.8)	$(265.7)

The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $20.2 million and $18.3 million as of December 31, 2025 and 2024, respectively.

As further described in Note 1, “Significant Accounting Policies,” the Company has elected to prospectively adopt the guidance in ASU 2023-09, Improvements to Income Tax Disclosures. The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09:

	2025
U.S. Federal statutory tax rate	$132.8	21.0%
State and local income taxes, net of federal income tax effect(1)	10.1	1.6%
Foreign tax effects	11.0	1.7%
Effect of cross-border tax laws	2.6	0.4%
Tax credits
Foreign tax credit(2)	(10.4)	(1.6%)
Other	(3.8)	(0.6%)
Changes in valuation allowances(2)	4.5	0.7%
Nontaxable or nondeductible items	3.4	0.5%
Changes in unrecognized tax benefits	0.4	0.1%
Other adjustments	(0.5)	(0.1%)
Total provision for income taxes	$150.1	23.7%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida and Illinois.

(2) During 2025, the Company recorded an additional deferred tax asset for a foreign tax credit carryforward of $4.4 million with a full valuation allowance.

The following table is a reconciliation of the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2024 and 2023 in accordance with U.S. GAAP prior to the adoption of ASU 2023-09:

	2024		2023
Pretax income	$639.3		$760.3
Provision for income taxes:
Computed amount at statutory rate of 21%	$134.2	21.0%	$159.7	21.0%
State and local income tax, net of federal tax benefit	7.3	1.1%	12.6	1.7%
Taxes on non-U.S. earnings, net of foreign tax credits	6.3	1.0%	10.8	1.4%
Foreign-Derived Intangible Income Deduction	(9.7)	(1.5%)	(11.3)	(1.5%)
Share-based payments	(0.7)	(0.1%)	(2.0)	(0.3%)
Other	(2.7)	(0.4%)	(5.1)	(0.6%)
Total provision for income taxes	$134.7	21.1%	$164.7	21.7%

The Company has $90.2 million and $73.4 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2025 and 2024, respectively. No deferred U.S. income taxes have been provided on the $90.2 million of earnings that are considered to be permanently reinvested. The Company does not expect these earnings to incur U.S. taxes when ultimately repatriated other than potentially U.S. federal, state and local taxes on foreign exchange gains or losses recognized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $13.5 million and $11.0 million as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company repatriated $79.8 million, $483.8 million and $134.1 million of foreign earnings, respectively. These actual distributions resulted in no incremental income tax expense other than tax impacts on foreign exchange gains or losses.

As of December 31, 2025, the Company had an unrecognized tax benefit of $0.3 million, resulting from a gross increase for tax positions of prior years. The Company did not have any significant unrecognized tax benefits in 2024 and 2023. The Company recognizes interest and penalties related to uncertain tax positions within Provision for income taxes in the

Consolidated Statements of Income. As of December 31, 2025, the Company accrued interest and penalties of less than $0.2 million related to uncertain tax positions.

As of December 31, 2025, the total amount of unrecognized tax benefits that would affect the Company's effective tax rate if recognized is $0.3 million. The tax years 2020-2025 remain open to examination by major taxing jurisdictions.

As of December 31, 2025, the Company has deferred tax assets on U.S., non-U.S. and U.S. state net operating loss carryforwards of $2.5 million, $1.0 million and $0.9 million, respectively. The majority of the balance of net operating losses across jurisdictions, most of which relates to acquisitions, is available to be carried forward indefinitely. The deferred tax assets on the non-U.S. net operating losses have a valuation allowance of $0.9 million. There is no valuation allowance on the U.S. and U.S. state net operating loss carryforward as it is more likely than not that the net operating losses will be realized.

As of December 31, 2025, the Company has deferred tax assets on non-U.S. capital loss carryforwards of $3.8 million with a full valuation allowance. The non-U.S. capital loss can be carried forward indefinitely.

As of December 31, 2025, the Company has deferred tax assets on non-U.S. disallowed interest expense carryforwards of $3.5 million. The non-U.S. disallowed interest expense carryforwards are available to be carried forward indefinitely. A valuation allowance of $0.7 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

As of December 31, 2025, the Company has deferred tax assets on foreign tax credit carryforwards for U.S. federal tax purposes of approximately $17.9 million with a full valuation allowance. The U.S. federal foreign tax credit carryforward will expire between 2029 and 2035.

Disclosed below is a summary of income taxes paid by jurisdiction for the year ended December 31, 2025, in accordance with ASU 2023-09:

2025
Federal	$46.8
State	11.1
Foreign
China	8.5
Germany	23.7
India	6.9
Netherlands	12.7
All other foreign	24.9
Income taxes paid, net of amounts refunded	$134.6

For the years ended December 31, 2024 and 2023, the Company paid income taxes, net of refunds, of $171.4 million and $199.5 million, respectively.

13. Business Segments and Geographic Information

IDEX has three operating business segments, which are the same as our reportable business segments: HST, FMT and FSDP. The Company has determined its segments based on how financial information is reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions and allocate resources.

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

The HST segment designs, produces and distributes a wide range of precision fluidics, positive displacement pumps, powder and liquid processing technologies, drying systems, micro-precision components, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, ultra-precision diamond tools, laboratory and commercial equipment and precision photonic solutions, technical ceramics and hermetic sealing products and porous material structures and flow control solutions. HST primarily serves a variety of end markets, including life sciences, industrial, semiconductor, energy, space and defense and food and beverage.

The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services. FMT primarily serves the industrial, water, energy, chemical and agriculture markets.

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems, engineered stainless steel banding and clamping devices and precision equipment for dispensing, metering and mixing colorants and paints. FSDP primarily serves the fire suppression, paint dispensing, rescue tools, automotive and aviation and industrial markets.

Financial information for the Company’s reportable business segments is presented below:

	For the Year Ended December 31, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,490.7	$1,222.5	$744.3	$3,457.5	$—	$3,457.5
Intersegment sales	4.8	1.5	1.0	7.3	(7.3)	—
Net sales	1,495.5	1,224.0	745.3	3,464.8	(7.3)	3,457.5
Adjusted segment cost of sales(1)	(885.5)	(622.8)	(417.1)	(1,925.4)	7.3	(1,918.1)
Other segment expenses(2)	(212.2)	(194.4)	(114.7)	(521.3)
Segment Adjusted EBITDA	397.8	406.8	213.5	1,018.1

	For the Year Ended December 31, 2024
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,294.0	$1,231.8	$743.0	$3,268.8	$—	$3,268.8
Intersegment sales	4.1	1.4	1.3	6.8	(6.8)	—
Net sales	1,298.1	1,233.2	744.3	3,275.6	(6.8)	3,268.8
Adjusted segment cost of sales(1)	(769.5)	(639.4)	(411.9)	(1,820.8)	6.8	(1,814.0)
Other segment expenses(2)	(181.8)	(187.5)	(118.2)	(487.5)
Segment Adjusted EBITDA	346.8	406.3	214.2	967.3

	For the Year Ended December 31, 2023
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,313.5	$1,244.2	$716.2	$3,273.9	$—	$3,273.9
Intersegment sales	2.9	2.9	2.6	8.4	(8.4)	—
Net sales	1,316.4	1,247.1	718.8	3,282.3	(8.4)	3,273.9
Adjusted segment cost of sales(1)	(783.1)	(650.1)	(400.6)	(1,833.8)	8.4	(1,825.4)
Other segment expenses(2)	(173.8)	(180.9)	(109.6)	(464.3)
Segment Adjusted EBITDA	359.5	416.1	208.6	984.2

(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges. There were step-up charges of $0.6 million, $9.6 million, and $1.6 million recorded during the years ended December 31, 2025, 2024 and 2023, respectively. All step-up charges were recorded within the HST segment.
(2) Other segment expenses consists primarily of selling, general and administrative expenses.

	2025	2024	2023
ADJUSTED EBITDA
Health & Science Technologies	$397.8	$346.8	$359.5
Fluid & Metering Technologies	406.8	406.3	416.1
Fire & Safety/Diversified Products	213.5	214.2	208.6
Segment Adjusted EBITDA	1,018.1	967.3	984.2
Corporate and other(1)	(92.2)	(93.0)	(84.6)
Interest expense - net	(64.4)	(44.5)	(51.7)
Depreciation	(75.8)	(68.5)	(57.2)
Amortization of intangible assets	(130.7)	(107.1)	(94.9)
Fair value inventory step-up charges	(0.6)	(9.6)	(1.6)
Restructuring expenses and asset impairments	(20.7)	(9.3)	(10.9)
Gain on sale of businesses - net	—	4.0	84.7
Loss on sale of assets	(1.1)	—	—
Credit loss on note receivable from collaborative partner(2)	—	—	(7.7)
Income before income taxes	$632.6	$639.3	$760.3

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and other.
(2) Represents a reserve recorded on an investment with a collaborative partner in Other expense (income) – net during 2023. During the fourth quarter of 2023, the Company converted the promissory note receivable from the collaborative partner to equity, resulting in a cost method investment with zero value. See Note 3, “Collaborative Investments,” for further detail.

	2025	2024	2023
DEPRECIATION
Health & Science Technologies	$47.9	$41.2	$33.2
Fluid & Metering Technologies	17.9	17.3	14.1
Fire & Safety/Diversified Products	9.2	9.0	8.9
Total Segments	75.0	67.5	56.2
Corporate and other	0.8	1.0	1.0
Total depreciation	$75.8	$68.5	$57.2
AMORTIZATION OF INTANGIBLE ASSETS
Health & Science Technologies	$103.7	$79.7	$65.8
Fluid & Metering Technologies	21.6	21.1	22.7
Fire & Safety/Diversified Products	5.4	6.3	6.4
Total amortization	$130.7	$107.1	$94.9
CAPITAL EXPENDITURES
Health & Science Technologies	$32.9	$40.1	$55.1
Fluid & Metering Technologies	21.3	14.8	24.2
Fire & Safety/Diversified Products	8.9	10.2	9.7
Total Segments	63.1	65.1	89.0
Corporate and other	0.5	—	0.9
Total capital expenditures	$63.6	$65.1	$89.9

	December 31, 2025	December 31, 2024
ASSETS
Health & Science Technologies	$4,301.1	$4,142.6
Fluid & Metering Technologies	1,694.4	1,609.4
Fire & Safety/Diversified Products	825.2	794.1
Total Segments	6,820.7	6,546.1
Corporate and other	106.3	199.2
Total assets	$6,927.0	$6,745.3

Information about the Company’s long-lived assets in different geographical regions as of December 31, 2025 and 2024 is shown below.

	December 31, 2025	December 31, 2024
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$273.6	$271.7
North America, excluding U.S.	19.2	20.6
Netherlands	50.2	51.4
Europe, excluding Netherlands	83.6	71.6
Asia	41.1	44.7
Other(1)	0.3	0.4
Total long-lived assets - net	$468.0	$460.4

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

2025 Initiative

In January 2025, the Company initiated restructuring actions designed with the focus of connecting scalable groups of businesses, which resulted in a reduction of headcount. Additionally, the Company eliminated certain management layers in select areas. These changes are expected to enable the Company to self-fund more growth resources, increase sourcing productivity, improve agility and speed of decision making and position the Company closer to the customer for maximum impact. These actions, which have primarily resulted in recognizing severance costs related to employee reductions, have been substantially completed during 2025.

Pre-tax Restructuring expenses and asset impairments by segment for the 2025 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$11.8	$0.1	$0.6	$12.5
Fluid & Metering Technologies	4.9	—	0.1	5.0
Fire & Safety/Diversified Products	2.4	—	—	2.4
Corporate/Other	0.8	—	—	0.8
Total restructuring costs and asset impairments	$19.9	$0.1	$0.7	$20.7

2024 Initiatives

During the year ended December 31, 2024, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of market conditions, all of which were substantially completed during 2024.

Pre-tax Restructuring expenses and asset impairments by segment for the 2024 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$5.8	$—	$0.1	$5.9
Fluid & Metering Technologies	2.4	—	—	2.4
Fire & Safety/Diversified Products	0.5	—	—	0.5
Corporate/Other	0.5	—	—	0.5
Total restructuring costs and asset impairments	$9.2	$—	$0.1	$9.3

2023 Initiatives

During the year ended December 31, 2023, the Company incurred severance costs related to employee reductions in conjunction with cost mitigation efforts as a result of market conditions, which were substantially completed during 2023, as well as contract termination costs and asset impairments.

Pre-tax Restructuring expenses and asset impairments by segment for the 2023 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
Health & Science Technologies	$6.4	$0.2	$—	$6.6
Fluid & Metering Technologies	1.5	0.6	0.8	2.9
Fire & Safety/Diversified Products	0.7	0.2	—	0.9
Corporate/Other	0.5	—	—	0.5
Total restructuring costs and asset impairments	$9.1	$1.0	$0.8	$10.9

Restructuring accruals reflected in Accrued expenses in the Company’s Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2024	$2.1
Restructuring expenses(1)	9.2
Payments, utilization and other	(10.4)
Balance at December 31, 2024	0.9
Restructuring expenses(2)	19.9
Payments, utilization and other	(17.8)
Balance at December 31, 2025	$3.0

(1) Excludes $0.1 million of asset impairments related to property, plant and equipment.
(2) Excludes $0.7 million of asset impairments related to property, plant and equipment and $0.1 million of exit costs.

15. Share-Based Compensation

The Company maintains a share-based compensation plan for executives, non-employee directors and certain key employees that authorize the granting of restricted stock, performance share units and stock options and other types of awards consistent with the purpose of the plan. A total of 9.9 million shares of the Company’s common stock have been authorized for issuance under the Company’s share-based compensation plan. As of December 31, 2025, 9.4 million shares of the Company’s common stock were available for future issuance.

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Company’s Board of Directors based on the recommendation from the Compensation Committee of the Company’s Board of Directors.

Stock Options

Stock options granted under the Company’s plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of each option grant in the periods presented was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant.

The service period for certain retiree eligible participants is accelerated. The assumptions used in determining the fair value of the stock options granted during December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted average fair value of grants	$46.74	$63.61	$59.77
Dividend yield	1.41%	1.09%	1.09%
Volatility	23.06%	26.66%	27.14%
Risk-free interest rate	4.28%	4.31%	4.15%
Expected life (in years)	4.70	4.60	4.50

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

A summary of the Company’s stock option activity as of December 31, 2025, and changes during the year ended December 31, 2025, are presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2025	998,856	$191.96	6.63	$24.9
Granted	82,470	196.07
Exercised	(28,408)	128.86
Forfeited	(98,717)	212.92
Outstanding at December 31, 2025	954,201	$192.03	5.82	$8.9
Vested and expected to vest at December 31, 2025	942,815	$191.69	5.79	$8.9
Exercisable at December 31, 2025	671,427	$181.50	4.95	$8.9

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2025, 2024 and 2023 was $1.8 million, $9.6 million and $14.9 million, respectively. In 2025, 2024 and 2023, cash received from options exercised was $3.7 million, $19.4 million and $26.3 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $0.4 million, $2.0 million and $3.1 million, respectively.

As of December 31, 2025, there was $4.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and generally cliff vest after one year for non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends on a current basis. The sale of the shares is restricted prior to the date of vesting. The fair value of restricted stock is equal to the market price of the Company’s common stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2025, and changes during the year ended December 31, 2025, are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	175,991	$201.27
Granted	106,875	191.13
Vested	(64,072)	190.37
Forfeited	(27,972)	205.42
Unvested at December 31, 2025	190,822	$198.64

As of December 31, 2025, there was $14.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 0.9 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s common stock on the last day of the quarter. At December 31, 2025 and 2024, the Company had accrued $3.6 million and $4.0 million, respectively, for cash-settled restricted stock in Accrued expenses in the Consolidated Balance Sheets and had accrued $2.4 million in both periods for cash-settled restricted stock in Other noncurrent liabilities in the Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on a current basis on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2025, and changes during the year ended December 31, 2025, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2025	55,395	$209.29
Granted	32,090	195.10
Vested	(19,131)	186.52
Forfeited	(6,062)	177.94
Unvested at December 31, 2025	62,292	$177.94

As of December 31, 2025, there was $3.9 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

Performance Share Units

The Company grants performance share units to selected key employees. Performance share unit awards represent rights to receive shares of the Company’s common stock and will vest between 0% to 250% of the target share unit amount. Performance share units are expected to be made annually and are paid out at the end of a three-year period following the date of grant, based on the Company’s performance, as described below. Performance share units granted in 2025 are earned over a three-year performance period based on an internal income growth metric (a performance condition), weighted 25%, and the total shareholder return of the Company’s common stock in relation to the total shareholder return of companies in the S&P 500 Index (a market condition), weighted 75%. Performance share unit awards granted prior to 2025 are earned solely based on the Company’s total shareholder return ranking in relation to the total shareholder return of companies in the S&P 500 Index over a three-year period following the date of grant. A target payout of 100% of the market condition portion of the award is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents.

The fair value of the performance condition portion of the 2025 awards is equal to the market price of the Company’s common stock at the date of the grant, and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The fair value of the market condition portion of the 2025 awards and all awards granted prior to 2025 is determined using a Monte Carlo simulation model, and the amount of expense recognized over the vesting period is not subject to change based on future market conditions.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the market condition portion of the performance share units granted during December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted average fair value of grants	$232.44	$349.59	$308.18
Dividend yield	—%	—%	—%
Volatility	22.93%	22.23%	27.00%
Risk-free interest rate	4.23%	4.45%	4.37%
Expected life (in years)	2.94	2.94	2.94

The assumptions used in the Monte Carlo simulation model were determined as follows:

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

A summary of the Company’s performance share unit activity as of December 31, 2025, and changes during the year ended December 31, 2025, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	72,825	$299.87
Granted	43,360	216.98
Vested	(15,530)	234.23
Forfeited	(22,450)	264.20
Unvested at December 31, 2025	78,205	$267.78

The performance period for the 2022 grants ended as of January 31, 2025. The 2022 grants achieved a 65% payout factor and the Company issued 15,530 shares of the Company’s common stock in February 2025 for awards that vested in 2025. The performance period for the 2023 grants ended as of January 31, 2026. The 2023 grants achieved a 0% payout factor, and as such, the Company did not issue any shares of the Company’s stock for awards that vested in 2026.

As of December 31, 2025, there was $2.4 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 year.

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

	Years Ended December 31,
	2025	2024	2023
Stock options expense	$6.1	$9.8	$9.9
Restricted stock expense	15.2	8.3	5.7
Cash-settled restricted stock expense	3.2	3.4	3.4
Performance share units expense	6.0	7.7	6.0
Total pre-tax share-based compensation expense(1)	30.5	29.2	25.0
Income tax benefit	(4.1)	(3.2)	(2.7)
Total share-based compensation expense, net of income taxes	$26.4	$26.0	$22.3

(1) Pre-tax compensation cost is recognized in the Company’s Consolidated Statements of Income depending on the functional area of the underlying employees, as follows:

	Years Ended December 31,
	2025	2024	2023
Cost of sales	$1.9	$1.6	$1.4
Selling, general and administrative expenses	29.2	27.6	23.6
Restructuring expenses and asset impairments(2)	(0.6)	—	—
Total pre-tax share-based compensation expense	$30.5	$29.2	$25.0

(2) During the year ended December 31, 2025, a benefit of $0.6 million was recognized in Restructuring expenses and asset impairments in the Company’s Consolidated Statements of Income related to forfeitures of share-based compensation awards resulting from previously announced restructuring actions initiated during the first quarter of 2025.

16. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023(1)	$(137.1)	$10.9	$(126.2)
Other comprehensive income (loss) before reclassification adjustments	87.8	(8.2)	79.6
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(1.5)	(1.5)
Tax impact	—	2.3	2.3
Net other comprehensive income (loss)(1)	87.8	(7.4)	80.4
Balance, December 31, 2023(1)	$(49.3)	$3.5	$(45.8)

Other comprehensive (loss) income before reclassification adjustments	(93.7)	4.8	(88.9)
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(1.0)	(1.0)
Loss reclassified related to divestitures(4)	5.5	—	5.5
Tax impact	—	(0.7)	(0.7)
Net other comprehensive (loss) income(1)	(88.2)	3.1	(85.1)
Balance, December 31, 2024(1)	$(137.5)	$6.6	$(130.9)

Other comprehensive income before reclassification adjustments	186.3	4.3	190.6
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.9)	(0.9)
Tax impact	—	(1.2)	(1.2)
Net other comprehensive income(1)	186.3	2.2	188.5
Balance, December 31, 2025(1)	$48.8	$8.8	$57.6

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost (benefit). See Note 17, “Retirement Benefits.”
(3) Included in Other expense (income) – net in the Consolidated Statements of Income.
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

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets over the periods described below:

	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$8.3	$84.6	$8.9	$88.5	$16.8	$17.2
Service cost	0.1	1.5	0.1	1.5	0.4	0.5
Interest cost	0.4	2.5	0.4	2.6	0.8	0.8
Benefits paid	(0.6)	(2.9)	(0.8)	(2.2)	(0.8)	(0.8)
Actuarial (gain) loss	0.3	(5.4)	(0.3)	0.3	0.3	(0.7)
Currency translation	—	10.4	—	(5.3)	0.2	(0.2)
Settlements	—	(4.8)	—	(2.5)	—	—
Curtailments	—	(0.4)	—	—	—	—
Acquisition/Divestiture	—	—	—	0.9	—	—
Participant contributions	—	0.9	—	0.9	—	—
Other	—	—	—	(0.1)	(0.1)	—
Obligation at December 31	$8.5	$86.4	$8.3	$84.6	$17.6	$16.8
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$4.1	$45.1	$4.3	$41.7	$—	$—
Actual return on plan assets	(0.1)	0.9	0.2	6.2	—	—
Employer contributions	0.6	3.8	0.4	3.4	0.8	0.8
Benefits paid	(0.6)	(2.9)	(0.8)	(2.2)	(0.8)	(0.8)
Currency translation	—	5.3	—	(2.3)	—	—
Settlements	—	(4.8)	—	(2.5)	—	—
Participant contributions	—	0.9	—	0.9	—	—
Other	—	0.1	—	(0.1)	—	—
Fair value of plan assets at December 31	$4.0	$48.4	$4.1	$45.1	$—	$—
Funded status at December 31	$(4.5)	$(38.0)	$(4.2)	$(39.5)	$(17.6)	$(16.8)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Other noncurrent assets	$—	$3.8	$—	$2.1	$—	$—
Accrued expenses	(0.8)	(2.1)	(0.7)	(1.8)	(1.0)	(1.1)
Other noncurrent liabilities	(3.7)	(39.7)	(3.5)	(39.8)	(16.6)	(15.7)
Net asset (liability) at December 31	$(4.5)	$(38.0)	$(4.2)	$(39.5)	$(17.6)	$(16.8)

The pension benefits actuarial gain in 2025 was primarily driven by the increase in discount rates from 2024 to 2025 for the non-U.S. pension schemes, partially offset by lower than expected asset returns.

The other benefits actuarial loss in 2025 was primarily driven by the decrease in discount rates from 2024 to 2025 and losses from the updated health care trend and claim cost assumptions, partially offset by gains from updated participant data for the U.S. plans.

The accumulated benefit obligation for all defined benefit pension plans was $91.6 million and $89.4 million at December 31, 2025 and 2024, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.09%	5.41%	3.38%	2.91%	5.16%	5.40%
Rate of compensation increase	N/A	N/A	2.33%	2.38%	N/A	N/A
Cash balance interest credit rate	N/A	N/A	1.31%	1.25%	N/A	N/A

The pretax amounts recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as of December 31, 2025 and 2024 were as follows:

	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost (credit)	$0.1	$(0.2)	$0.1	$(0.3)	$(0.3)	$(0.2)
Net loss (gain)	2.6	(6.6)	2.3	(1.8)	(7.3)	(8.4)
Total	$2.7	$(6.8)	$2.4	$(2.1)	$(7.6)	$(8.6)

The components of the net periodic cost (benefit) for the plans in 2025, 2024 and 2023 are as follows:

	Pension Benefits
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$1.5	$0.1	$1.5	$0.1	$1.2
Interest cost	0.4	2.5	0.4	2.6	0.4	2.8
Expected return on plan assets	(0.2)	(1.9)	(0.3)	(1.8)	(0.2)	(1.6)
Settlement gain recognized	—	(0.1)	—	(0.3)	—	(0.1)
Curtailment gain recognized	—	(0.4)	—	—	—	—
Net amortization	0.3	(0.3)	0.3	(0.1)	0.1	(0.6)
Net periodic cost	$0.6	$1.3	$0.5	$1.9	$0.4	$1.7

	Other Benefits
	2025	2024	2023
Service cost	$0.4	$0.5	$0.4
Interest cost	0.8	0.8	0.8
Net amortization	(0.8)	(0.9)	(0.9)
Net periodic cost	$0.4	$0.4	$0.3

The Company recognizes the service cost component in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income depending on the functional area of the underlying employees. All other components of net periodic cost (benefit) are recorded in Other expense (income) – net in the Consolidated Statements of Income.

The assumptions used in determining the net periodic cost (benefit) were as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.41%	4.93%	5.17%	2.91%	3.01%	3.75%
Expected return on plan assets	4.15%	5.40%	4.65%	4.13%	4.37%	4.17%
Rate of compensation increase	N/A	N/A	N/A	2.38%	2.55%	2.44%

	Other Benefits
	2025	2024	2023
Discount rate	5.40%	4.90%	5.21%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The pretax change recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet in 2025 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
Net gain in current year	$(0.6)	$4.4	$(0.3)
Prior service credit	—	—	0.1
Amortization of prior service credit	—	(0.1)	—
Amortization of net loss (gain)	0.3	(0.2)	(0.8)
Settlement gain recognized	—	(0.1)	—
Exchange rate effect on amounts in other comprehensive income	—	0.7	—
Total	$(0.3)	$4.7	$(1.0)

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

A 7.87% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for measurement of the pension obligation as of December 31, 2025 and measurement of the following year’s expense. The rate was assumed to decrease gradually each year to a rate of 4.00% for 2050 and remain at that level thereafter.

Costs of defined contribution plans were $17.8 million, $17.4 million and $16.8 million for 2025, 2024 and 2023, respectively.

The Company, through its subsidiaries, participates in a multi-employer pension plan covering approximately 216 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $1.0 million, and $0.9 million for 2025, 2024 and 2023, respectively.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2025 and 2024, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Equity securities	9%	9%	1%	1%
Fixed income securities	83%	79%	29%	25%
Cash/Commingled Funds/Other(1)	8%	12%	70%	74%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2025 and 2024 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2025
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	—	—	—	—
International	0.8	0.8	—	—
Fixed Income
U.S. Intermediate	2.2	—	2.2	—
U.S. Long Term	3.1	—	3.1	—
U.S. High Yield	1.0	—	1.0	—
International	10.8	0.2	10.6	—
Other Commingled Funds(1)	31.5	—	—	31.5
Cash and Equivalents	0.8	0.8	—	—
Other	2.0	—	2.0	—
	$52.4	$2.0	$18.9	$31.5

(1)Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2024
Equity
U.S. Large Cap	$0.2	$0.2	$—	$—
U.S. Small / Mid Cap	—	—	—	—
International	0.8	0.8	—	—
Fixed Income
U.S. Intermediate	2.5	—	2.5	—
U.S. Long Term	3.1	—	3.1	—
U.S. High Yield	0.7	—	0.7	—
International	8.2	0.2	8.0	—
Other Commingled Funds(1)	30.0	—	—	30.0
Cash and Equivalents	2.1	2.1	—	—
Other	1.7	—	1.7	—
	$49.3	$3.3	$16.0	$30.0

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

The investment objective of the UK plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn a target return of a reasonable margin above UK Gilts. The general asset allocation guidelines for plan assets are that “fixed income” obligations, including cash, will constitute 100% of the market value of total fund assets.

The term “equities” includes common stock, while the term “fixed income” includes obligations with contractual payments and a specific maturity date. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using an appointed professional independent advisor. As of December 31, 2025, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $4.6 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2026. The Company also expects to contribute approximately $19.1 million to its defined contribution plan in 2026 using cash on hand.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows:

Estimated Future Benefits
2026	$7.7
2027	7.4
2028	7.1
2029	7.6
2030	7.1
2031 to 2035	37.5

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Item 9B.    Other Information.

During the year ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors”; “Board Committees”; “Corporate Governance”; and “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Information about Our Executive Officers.”

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

Item 11.        Executive Compensation.

Information under the heading “Executive Compensation” in the 2026 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Security Ownership” in the 2026 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plans as of December 31, 2025 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by the Company’s stockholders	1,222,948	$192.03	9,364,893
Equity compensations plans not approved by the Company’s stockholders	—	—	—

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information under the headings, “Corporate Governance” and “Board Committees” in the 2026 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.

Information under the heading “Principal Accountant Fees and Services” in the 2026 Proxy Statement is incorporated into this Item 14 by reference.

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

3.1
Restated Certificate of Incorporation of IDEX Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

3.2
Third Amended and Restated Bylaws of IDEX Corporation, effective as of July 28, 2025 (incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended June 30, 2025)

4.1
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed December 7, 2010)

4.2
Third Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of April 29, 2020, (as to 3.00% Senior Notes due 2030) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed April 29, 2020)

4.3
Fourth Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of May 28, 2021, (as to 2.625% Senior Notes due 2031) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed May 28, 2021)

4.4
Fifth Supplemental Indenture between IDEX Corporation and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee, dated as of August 21, 2024, (as to 4.950% Senior Notes due 2029) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed August 21, 2024).

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

4.6*	Description of Securities

10.1**	IDEX Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 7, 2024)

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

10.28*,**	IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2026

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

10.32*,**	Letter Agreement between IDEX Corporation and Roopa Unnikrishnan, dated as of February 25, 2022

10.33*,**	Letter Agreement between IDEX Corporation and Akhil Mahendra, dated as of May 20, 2025

10.34*,**	Letter Agreement between IDEX Corporation and Sean M. Gillen, dated as of November 26, 2025

19	IDEX Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2024)

21*	Subsidiaries of IDEX

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

32.1***	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2***	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

97
IDEX Corporation Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2023)

*,****101
The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) the Consolidated Statements of Income for the three years ended December 31, 2025, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, (iv) the Consolidated Statements of Equity for the three years ended December 31, 2025, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2025, and (vi) Notes to Consolidated Financial Statements.

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

IDEX CORPORATION

By:	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC D. ASHLEMAN	Chief Executive Officer, President and Director (Principal Executive Officer)
Eric D. Ashleman		February 19, 2026

/s/ SEAN M. GILLEN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Sean M. Gillen		February 19, 2026

/s/ ALLISON S. LAUSAS	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allison S. Lausas		February 19, 2026

/s/ MARK A. BECK	Director
Mark A. Beck		February 19, 2026

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 19, 2026

/s/ ALEJANDRO QUIROZ CENTENO	Director
Alejandro Quiroz Centeno		February 19, 2026

/s/ CARL R. CHRISTENSON	Director
Carl R. Christenson		February 19, 2026

/s/ LAKECIA N. GUNTER	Director
Lakecia N. Gunter		February 19, 2026

/s/ KATRINA L. HELMKAMP	Non-Executive Chair of the Board and Director
Katrina L. Helmkamp		February 19, 2026

/s/ STEPHANIE J. DISHER	Director
Stephanie J. Disher		February 19, 2026

/s/ MATTHIJS GLASTRA	Director
Matthijs Glastra		February 19, 2026

/s/ L. PARIS WATTS-STANFIELD	Director
L. Paris Watts-Stanfield		February 19, 2026