Form 10-Q
period 2026-03-31
IDEX CORP /DE/
filed 2026-04-29
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from _____to _____
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 24, 2026: 74,015,052.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s business strategy, outlook and the assumptions underlying these expectations, capital return strategy, plant and equipment capacity for future growth, other high-growth opportunities, planned production, anticipated future acquisition behavior, resource and capital deployment and focus on organic and inorganic growth, the Company’s ability to adapt to macroeconomic challenges and anticipated adaptability of resource deployment, anticipated impacts of tariffs, tariff refunds and global trade policies and changes in law, the Company’s future market positioning, anticipated trends in end markets, including expectations regarding market sector contraction, recovery, stabilization or growth and underlying drivers of such expectations, expectations regarding future order volumes and order patterns, demand within end markets, availability and sufficiency of cash and financing alternatives, the impacts of any pending or threatened legal, regulatory and other proceedings involving the Company and its subsidiaries, anticipated benefits and restructuring charges, including severance charges, related to the Company’s organizational changes, the anticipated tax treatment of the Company’s recent acquisitions, the expected contingent consideration payable related to the Company’s recent acquisitions, the anticipated benefits and performance of the Company’s recent or future acquisitions, anticipated growth initiatives and expansions and execution of those growth initiatives and the anticipated benefits of the Company’s productivity and cost containment efforts, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “likely to be,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$886.9	$814.3
Cost of sales	488.8	445.4
Gross profit	398.1	368.9
Selling, general and administrative expenses	218.3	209.4
Restructuring expenses and asset impairments	7.4	17.5
Operating income	172.4	142.0
Other (income) expense – net	(0.6)	1.4
Interest expense – net	16.0	16.1
Income before income taxes	157.0	124.5
Provision for income taxes	37.1	29.1
Net income	119.9	95.4
Net loss attributable to noncontrolling interest	0.1	0.1
Net income attributable to IDEX	$120.0	$95.5

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.61	$1.26
Diluted earnings per common share attributable to IDEX	$1.61	$1.26

Share data:
Basic weighted average common shares outstanding	74.3	75.7
Diluted weighted average common shares outstanding	74.4	75.8

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$119.9	$95.4
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	(0.2)	(0.2)
Cumulative translation adjustment	(43.5)	53.9
Other comprehensive (loss) income, net of tax	(43.7)	53.7
Comprehensive income	76.2	149.1
Comprehensive loss attributable to noncontrolling interest	0.1	0.1
Comprehensive income attributable to IDEX	$76.3	$149.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$586.2	$580.0
Receivables – net	553.0	521.7
Inventories – net	501.0	479.4
Other current assets	76.5	62.1
Total current assets	1,716.7	1,643.2
Property, plant and equipment – net of accumulated depreciation of $670.6 and $653.4 at March 31, 2026 and December 31, 2025, respectively	462.3	468.0
Goodwill	3,390.2	3,414.5
Intangible assets – net	1,200.2	1,247.4
Other noncurrent assets	149.2	153.9
Total assets	$6,918.6	$6,927.0
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$224.8	$224.7
Accrued expenses	280.6	297.0
Current portion of long-term borrowings	0.5	0.7
Dividends payable	0.1	53.0
Total current liabilities	506.0	575.4
Long-term borrowings – net	1,871.8	1,820.1
Deferred income taxes	299.5	303.0
Other noncurrent liabilities	192.9	202.3
Total liabilities	2,870.2	2,900.8
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $0.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $0.01 per share par value
Issued: 90.1 million shares at both March 31, 2026 and December 31, 2025	0.9	0.9
Treasury stock at cost: 15.8 million shares at March 31, 2026 and 15.5 million shares at December 31, 2025	(1,453.6)	(1,423.2)
Additional paid-in capital	868.5	892.1
Retained earnings	4,620.1	4,500.1
Accumulated other comprehensive income	13.9	57.6
Total shareholders’ equity	4,049.8	4,027.5
Noncontrolling interest	(1.4)	(1.3)
Total equity	4,048.4	4,026.2
Total liabilities and equity	$6,918.6	$6,927.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended March 31, 2026
Balance, December 31, 2025	90.1	$893.0	15.5	$(1,423.2)	$57.6	$4,500.1	$4,027.5	$(1.3)	$4,026.2
Net income (loss)	—	—	—	—	—	120.0	120.0	(0.1)	119.9
Other comprehensive loss (net of tax of $—)	—	—	—	—	(43.7)	—	(43.7)	—	(43.7)
Net issuance of shares of treasury stock (net of tax withholdings of $1.2)	—	(39.4)	(0.1)	45.2	—	—	5.8	—	5.8
Repurchases of common stock (including excise tax of $0.6)	—	—	0.4	(75.6)	—	—	(75.6)	—	(75.6)
Share-based compensation	—	15.8	—	—	—	—	15.8	—	15.8
Balance, March 31, 2026	90.1	$869.4	15.8	$(1,453.6)	$13.9	$4,620.1	$4,049.8	$(1.4)	$4,048.4

Three Months Ended March 31, 2025
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	95.5	95.5	(0.1)	95.4
Other comprehensive income (net of tax of $—)	—	—	—	—	53.7	—	53.7	—	53.7
Net issuance of shares of treasury stock (net of tax withholdings of $2.7)	—	—	(0.1)	(0.5)	—	—	(0.5)	—	(0.5)
Repurchases of common stock (including excise tax of $0.4)	—	—	0.3	(50.4)	—	—	(50.4)		(50.4)
Share-based compensation	—	13.6	—	—	—	—	13.6	—	13.6
Balance, March 31, 2025	90.1	$879.3	14.4	$(1,221.2)	$(77.2)	$4,325.7	$3,906.6	$(0.7)	$3,905.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$119.9	$95.4
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset impairments	4.8	—
Depreciation	19.9	18.4
Amortization of intangible assets	33.8	31.5
Share-based compensation expense	15.8	13.6
Deferred income taxes	(0.6)	0.9
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(35.4)	(12.3)
Inventories – net	(25.5)	(34.9)
Other current assets	(15.1)	(7.0)
Trade accounts payable	0.6	9.6
Deferred revenue	4.2	8.8
Accrued expenses	(18.8)	(17.9)
Other – net	0.1	(0.4)
Net cash flows provided by operating activities	103.7	105.7
Cash flows from investing activities
Capital expenditures	(17.7)	(14.3)
Acquisition of business, net of cash acquired	—	4.2
Other – net	(2.7)	0.1
Net cash flows used in investing activities	(20.4)	(10.0)
Cash flows from financing activities
Borrowings under revolving credit facilities	100.0	—
Payments under revolving credit facilities	(45.3)	(30.2)
Cash dividends paid to shareholders	(52.8)	(52.4)
Proceeds (payments) from share issuances, net of shares withheld for taxes	5.8	(0.5)
Repurchases of common stock	(76.3)	(50.0)
Other – net	(0.2)	(0.2)
Net cash flows used in financing activities	(68.8)	(133.3)
Effect of exchange rate changes on cash and cash equivalents	(8.6)	10.9
Net increase (decrease) in cash and cash equivalents and restricted cash	5.9	(26.7)
Cash and cash equivalents and restricted cash at beginning of year(1)	585.9	638.9
Cash and cash equivalents and restricted cash at end of period(1)	$591.8	$612.2

Supplemental cash flow information
Cash paid for:
Interest	$15.1	$15.6
Income taxes – net	19.7	19.8

(1) The Company has restricted cash related to certain letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The underlying letters of credit expire between June 2026 and July 2027. The Company also has restricted cash related to funds held in escrow for the payment of certain merger consideration in connection with the acquisition of Micro-LAM, Inc. These payments are expected to be paid between July 2026 and January 2028. Restricted cash is included in the Condensed Consolidated Balance Sheets as follows:

	Restricted Cash
	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Other current assets	$2.7	$3.0	$16.5	$18.1
Other noncurrent assets	2.9	2.9	1.6	—
Total	$5.6	$5.9	$18.1	$18.1

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
2025 Acquisitions

Micro-LAM, Inc.

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) in a stock acquisition. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Headquartered in Portage, Michigan, Micro-LAM operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Micro-LAM was acquired for cash consideration of $80.4 million, net of cash acquired of $0.3 million, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance targets over a two-year period. Total consideration of $81.6 million includes the fair value of the potential earnout as of the acquisition date of $1.2 million. For additional discussion of the earnout valuation, refer to Note 9, “Fair Value Measurements.” The acquisition was funded using additional borrowings under the Company’s Revolving Facility (as defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $37.2 million and $44.6 million, respectively. The goodwill is not deductible for tax purposes.

As of March 31, 2026, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$7.5
Property, plant and equipment	8.1
Goodwill	37.2
Intangible assets	44.6
Other noncurrent assets	2.9
Total assets acquired	100.3
Current liabilities	(6.2)
Deferred income taxes	(9.9)
Other noncurrent liabilities	(2.6)
Net assets acquired(1)	$81.6

(1) During the fourth quarter of 2025, the Company finalized the purchase price of Micro-LAM, resulting in a reduction to the purchase price of $0.3 million.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$5.3	15
Customer relationships	20.9	11
Technology	18.4	12
Acquired intangible assets	$44.6

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Acquisition-Related Costs

The Company incurred acquisition-related costs of $0.5 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential transactions, including transactions that ultimately were not completed. There were no fair value inventory step-up charges recorded during the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31, 2026
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$397.4	$301.3	$188.2	$886.9	$—	$886.9
Intersegment sales	1.0	0.2	0.1	1.3	(1.3)	—
Net sales	398.4	301.5	188.3	888.2	(1.3)	886.9
Adjusted segment cost of sales(1)	(231.3)	(155.3)	(103.5)	(490.1)	1.3	(488.8)
Other segment expenses(2)	(61.1)	(47.5)	(29.0)	(137.6)
Segment Adjusted EBITDA	$106.0	$98.7	$55.8	$260.5

	Three Months Ended March 31, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$340.1	$290.2	$184.0	$814.3	$—	$814.3
Intersegment sales	1.4	0.3	0.3	2.0	(2.0)	—
Net sales	341.5	290.5	184.3	816.3	(2.0)	814.3
Adjusted segment cost of sales(1)	(201.2)	(146.3)	(99.9)	(447.4)	2.0	(445.4)
Other segment expenses(2)	(52.9)	(48.9)	(30.2)	(132.0)
Segment Adjusted EBITDA	$87.4	$95.3	$54.2	$236.9
(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges. There were no step-up charges during the three months ended March 31, 2026 or 2025.
(2) Other segment expenses consists primarily of selling, general and administrative expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
ADJUSTED EBITDA
Health & Science Technologies	$106.0	$87.4
Fluid & Metering Technologies	98.7	95.3
Fire & Safety/Diversified Products	55.8	54.2
Segment Adjusted EBITDA	260.5	236.9
Corporate and other(1)	(30.1)	(28.9)
Interest expense – net	(16.0)	(16.1)
Depreciation(3)	(19.9)	(18.4)
Amortization of intangible assets(3)	(33.8)	(31.5)
Restructuring expenses and asset impairments	(7.4)	(17.5)
Gain on legal settlement(2)	3.7	—
Income before income taxes	$157.0	$124.5

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Gain on legal settlement represents settlement funds received in excess of legal costs incurred related to a patent infringement lawsuit.

(3) Depreciation and amortization of intangible assets by segment for the three months ended March 31, 2026 and 2025 was:

	Three Months Ended March 31,
	2026	2025
DEPRECIATION
Health & Science Technologies	$12.5	$11.7
Fluid & Metering Technologies	4.9	4.4
Fire & Safety/Diversified Products	2.4	2.2
Total Segments	19.8	18.3
Corporate and other	0.1	0.1
Total depreciation	$19.9	$18.4
AMORTIZATION OF INTANGIBLE ASSETS
Health & Science Technologies	$27.1	$24.6
Fluid & Metering Technologies	5.4	5.3
Fire & Safety/Diversified Products	1.3	1.6
Total amortization	$33.8	$31.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Health & Science Technologies	$4,292.9	$4,301.1
Fluid & Metering Technologies	1,677.8	1,694.4
Fire & Safety/Diversified Products	822.7	825.2
Total Segments	6,793.4	6,820.7
Corporate and other	125.2	106.3
Total assets	$6,918.6	$6,927.0

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

Revenue by reporting unit for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Scientific Fluidics & Optics	$214.1	$194.0
Performance Pneumatic Technologies	83.3	59.0
Sealing Solutions	69.7	60.6
Material Processing Technologies	31.3	27.9
Intersegment elimination	(1.0)	(1.4)
Health & Science Technologies	397.4	340.1
Pumps	108.4	105.8
Water	89.6	82.9
Energy	50.0	46.9
Agriculture	33.1	32.0
Valves	20.4	22.9
Intersegment elimination	(0.2)	(0.3)
Fluid & Metering Technologies	301.3	290.2
Fire & Safety	124.2	111.0
Dispensing	34.1	43.6
BAND-IT	30.0	29.7
Intersegment elimination	(0.1)	(0.3)
Fire & Safety/Diversified Products	188.2	184.0
Net sales	$886.9	$814.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Revenue by geographical region for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31, 2026
	HST	FMT	FSDP	IDEX
U.S.	$185.7	$175.7	$95.7	$457.1
North America, excluding U.S.	5.8	15.2	7.5	28.5
Europe	122.8	53.8	48.7	225.3
Asia	74.3	34.3	27.1	135.7
Other(1)	9.8	22.5	9.3	41.6
Intersegment elimination	(1.0)	(0.2)	(0.1)	(1.3)
Net sales	$397.4	$301.3	$188.2	$886.9

	Three Months Ended March 31, 2025
	HST	FMT	FSDP	IDEX
U.S.	$155.1	$168.8	$95.5	$419.4
North America, excluding U.S.	4.7	16.0	8.1	28.8
Europe	102.1	48.4	42.5	193.0
Asia	71.3	34.4	31.0	136.7
Other(1)	8.3	22.9	7.2	38.4
Intersegment elimination	(1.4)	(0.3)	(0.3)	(2.0)
Net sales	$340.1	$290.2	$184.0	$814.3

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue for both the three months ended March 31, 2026 and 2025.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables – net on the Condensed Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	March 31, 2026	December 31, 2025
Billed receivables	$515.0	$477.1
Unbilled receivables	29.5	34.8
Total customer receivables	$544.5	$511.9

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The composition of deferred revenue was as follows:

	March 31, 2026	December 31, 2025
Deferred revenue – current	$50.9	$45.8
Deferred revenue – noncurrent	20.6	22.0
Total deferred revenue	$71.5	$67.8

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

Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has both participating and non-participating securities. Dividend rights for restricted stock awards issued under the IDEX Corporation 2024 Incentive Award Plan (the “2024 Incentive Award Plan”) are subject to the same vesting requirements as the underlying restricted stock awards, and therefore, these awards are considered non-participating securities. Dividend rights for restricted stock awards issued prior to the adoption of the 2024 Incentive Award Plan are non-forfeitable and are not subject to the same vesting requirements as the underlying restricted stock awards. As such, these awards have been determined to be participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method.

Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended March 31,
	2026	2025
Basic weighted average common shares outstanding	74.3	75.7
Dilutive effect of restricted stock, performance share units and stock options	0.1	0.1
Diluted weighted average common shares outstanding	74.4	75.8

Share-based payment awards of approximately 0.6 million and 0.5 million shares of common stock for the three months ended March 31, 2026 and 2025, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
6.    Balance Sheet Components

	March 31, 2026	December 31, 2025
RECEIVABLES – NET
Customers	$544.5	$511.9
Other	19.5	19.2
Total	564.0	531.1
Less: allowance for credit losses	11.0	9.4
Receivables – net	$553.0	$521.7
INVENTORIES – NET
Raw materials and component parts	$322.6	$316.1
Work in process	57.7	47.7
Finished goods	120.7	115.6
Inventories – net	$501.0	$479.4
ACCRUED EXPENSES
Payroll and related items	$90.9	$112.2
Management incentive compensation	7.9	19.1
Income taxes payable	25.4	14.0
Warranty	13.5	14.4
Deferred revenue	50.9	45.8
Lease liability	27.0	27.8
Restructuring	1.4	3.0
Accrued interest	13.9	11.7
Other	49.7	49.0
Accrued expenses	$280.6	$297.0

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2026, by reportable business segment, were as follows:

	HST	FMT	FSDP	IDEX
Goodwill	$2,406.5	$801.7	$406.9	$3,615.1
Accumulated goodwill impairment losses	(149.8)	(20.7)	(30.1)	(200.6)
Balance at January 1, 2026	2,256.7	781.0	376.8	3,414.5
Foreign currency translation	(17.9)	(3.3)	(3.3)	(24.5)
Measurement period adjustments	0.2	—	—	0.2
Balance at March 31, 2026	$2,239.0	$777.7	$373.5	$3,390.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Trade names(1)	$200.0	$(68.1)	$131.9	$209.7	$(71.4)	$138.3
Customer relationships(1)	1,132.8	(396.3)	736.5	1,148.4	(380.9)	767.5
Technology	339.3	(106.4)	232.9	344.3	(102.3)	242.0
Software	16.0	(8.0)	8.0	16.0	(7.3)	8.7
Total amortized intangible assets	1,688.1	(578.8)	1,109.3	1,718.4	(561.9)	1,156.5
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,779.0	$(578.8)	$1,200.2	$1,809.3	$(561.9)	$1,247.4
(1) During the three months ended March 31, 2026, the Company recognized impairment charges of $1.1 million and $3.2 million related to trade names and customer relationships, respectively, in the Company’s FMT segment. The impairment charge is included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income.

Other than noted above, there have been no events or circumstances since the last annual assessment date, October 31, 2025, that would have required an interim impairment test.

Amortization of intangible assets was $33.8 million and $31.5 million for the three months ended March 31, 2026 and 2025, respectively. Based on the intangible asset balances as of March 31, 2026, expected amortization expense for the remaining nine months of 2026 and for the years 2027 through 2030 is as follows:

Estimated Amortization
Remainder of 2026	$98.1
2027	126.8
2028	124.0
2029	113.8
2030	105.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
8.   Borrowings

Borrowings at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(1)	280.1	228.8
Other borrowings	0.7	1.0
Total borrowings	1,880.8	1,829.8
Less: current portion	0.5	0.7
Less: unamortized debt issuance costs and discount on debt	8.5	9.0
Long-term borrowings	$1,871.8	$1,820.1

(1) At March 31, 2026, there was $280.1 million outstanding under the Revolving Facility and $2.7 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $517.2 million. During the first quarter of 2026, the Company drew down an aggregate amount of $100.0 million under the Revolving Facility which was used for general corporate purposes, including to finance share repurchases. The Company repaid $45.3 million under the Revolving Facility during the first quarter of 2026. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.68% for the three months ended March 31, 2026 and 3.55% for the year ended December 31, 2025.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.3	$—	$—	$10.3
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.8	$—	$—	$10.8
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(2) In connection with the acquisition of Micro-LAM, the Company entered into an earnout agreement that may require us to make future cash consideration payments of up to $12.0 million based upon the achievement of certain financial performance targets from January 1, 2026 to December 31, 2027. As of March 31, 2026, $0.4 million of contingent consideration related to the Micro-LAM acquisition has been included in Accrued expenses and $0.8 million has been included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2025, $1.2 million of contingent consideration related to the Micro-LAM acquisition was included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The contingent consideration was derived using a Monte Carlo simulation model which utilizes inputs including discount rates, volatility rates, and estimated probability of achieving projected revenue and profitability targets. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. There was no change in the fair value measurement of contingent consideration during the three months ended March 31, 2026.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2026 or the year ended December 31, 2025.

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

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,808.8	$1,879.8	$1,773.9	$1,828.8

10.    Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2026
Balance, December 31, 2025(1)	$48.8	$8.8	$57.6
Other comprehensive loss before reclassification adjustments	(43.5)	—	(43.5)
Gain reclassified from Accumulated other comprehensive income(2)(3)		(0.2)	(0.2)
Tax impact		—	—
Net other comprehensive loss(1)	(43.5)	(0.2)	(43.7)
Balance, March 31, 2026(1)	$5.3	$8.6	$13.9

	Three Months Ended March 31, 2025
Balance, December 31, 2024(1)	$(137.5)	$6.6	$(130.9)
Other comprehensive income before reclassification adjustments	53.9	—	53.9
Gain reclassified from Accumulated other comprehensive loss(2)(3)	—	(0.2)	(0.2)
Tax impact	—	—	—
Net other comprehensive income (loss)(1)	53.9	(0.2)	53.7
Balance, March 31, 2025(1)	$(83.6)	$6.4	$(77.2)

(1) Amounts are presented net of tax.
(2) Included in the computation of net periodic cost. See Note 13, “Retirement Benefits.”
(3) Included in Other (income) expense – net in the Condensed Consolidated Statements of Income.

11.    Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date. During the three months ended March 31, 2026, the Company repurchased a total of 0.4 million shares at a cost of $75.6 million (including estimated excise taxes of $0.6 million, which will be paid in 2027), of which $0.9 million was settled in April 2026. During the three months ended March 31, 2025, the Company repurchased a total of 0.3 million shares at a cost of $50.4 million (including estimated excise taxes of $0.4 million). As of March 31, 2026, the amount of share repurchase authorization remaining was $849.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
12.   Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant in the periods presented was estimated on the date of the grant using the Black Scholes valuation model. Stock options generally vest annually in equal amounts over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. The assumptions used in determining the fair value of the stock options granted in the respective periods were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average fair value of grants	$49.18	$46.74
Dividend yield	1.37%	1.41%
Volatility	23.80%	23.06%
Risk-free interest rate	3.61%	4.28%
Expected life (in years)	4.90	4.70

A summary of the Company’s stock option activity as of March 31, 2026 and changes during the three months ended March 31, 2026 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	954,201	$192.03	5.82	$8.9
Granted	85,270	207.69
Exercised	(44,656)	158.16
Forfeited	(16,795)	220.65
Outstanding at March 31, 2026	978,020	$194.45	6.00	$10.5
Vested and expected to vest as of March 31, 2026	963,397	$194.14	5.96	$10.5
Exercisable at March 31, 2026	741,704	$187.74	5.15	$10.5

As of March 31, 2026, there was $4.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Restricted Stock

Restricted stock awards granted beginning in 2026 generally vest annually in equal amounts over three years, with vesting beginning one year from the date of the grant. Restricted stock awards granted prior to 2026 generally cliff vest after three years for employees. Restricted stock awards granted to non-employee directors generally cliff vest after one year. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of March 31, 2026 and changes during the three months ended March 31, 2026 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	190,822	$198.64
Granted	84,665	202.48
Vested	(15,828)	220.38
Forfeited	(13,348)	203.35
Unvested at March 31, 2026	246,311	$198.31

As of March 31, 2026, there was $23.3 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards granted under the 2024 Incentive Plan beginning in 2026 generally vest annually in equal amounts over three years, with vesting beginning one year from the date of grant. Cash-settled restricted stock awards granted prior to 2026 generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At March 31, 2026 and December 31, 2025, the Company had accrued $3.7 million and $3.6 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $1.6 million and $2.4 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2026 and changes during the three months ended March 31, 2026 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2026	62,292	$177.94
Granted	30,750	207.86
Vested	(14,080)	206.60
Forfeited	(1,160)	189.55
Unvested at March 31, 2026	77,802	$189.55

As of March 31, 2026, there was $7.4 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.3 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Performance Share Units

Performance share unit awards represent rights to receive shares of the Company’s common stock and will vest between 0% to 250% of the target share unit amount. Performance share units granted after December 31, 2024 are earned over a three-year performance period based on an internal income growth metric (a performance condition), weighted 25%. The remaining 75% of the award is earned based on a market condition, which is the total shareholder return of IDEX common stock in relation to the total shareholder return of a group of peer companies (for awards granted in 2025, the peer group consists of companies in the S&P 500 index, and for awards granted beginning in 2026, the peer group consists of companies in the S&P 900 Capital Goods and Life Sciences Tools & Services indexes). Performance share unit awards granted prior to 2025 are earned solely based on the Company’s total shareholder return ranking in relation to the total shareholder return of companies in the S&P 500 Index over a three-year period following the date of grant.
The fair value of the performance condition portion of the awards granted after December 31, 2024 is equal to the market price of the Company’s stock at the date of the grant, and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The fair value of the market condition portion of all performance share unit awards is determined using a Monte Carlo simulation model, and the amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo simulation model to determine the fair value of the market condition portion of the performance share units granted in the respective periods were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average fair value of grants	$274.50	$232.44
Dividend yield	—%	—%
Volatility	24.07%	22.93%
Risk-free interest rate	3.47%	4.23%
Expected life (in years)	2.95	2.94

A summary of the Company’s performance share unit activity as of March 31, 2026 and changes during the three months ended March 31, 2026 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	78,205	$267.78
Granted	40,410	252.90
Vested	—	—
Forfeited	(23,535)	304.20
Unvested at March 31, 2026	95,080	$259.40

The performance period for the 2023 grants ended as of January 31, 2026. The 2023 grants achieved a 0% payout factor, and as such, the Company did not issue any shares of the Company's stock for awards that vested in 2026.

As of March 31, 2026, there was $5.2 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.3 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Summary of Share-Based Compensation Expense

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended March 31,
	2026	2025
Stock options expense	$3.1	$3.2
Restricted stock expense	6.5	5.5
Cash-settled restricted stock expense	2.2	0.6
Performance share units expense	6.2	4.9
Total pre-tax share-based compensation expense(1)	18.0	14.2
Income tax benefit	(1.3)	(1.2)
Total share-based compensation expense, net of income taxes	$16.7	$13.0

(1) Pre-tax compensation cost is recognized in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees, as follows:

	Three Months Ended March 31,
	2026	2025
Cost of sales	$1.1	$0.8
Selling, general and administrative expenses	16.9	14.0
Restructuring expenses and asset impairments(2)	—	(0.6)
Total pre-tax share-based compensation expense	$18.0	$14.2

(2) During the three months ended March 31, 2025, a benefit of $0.6 million was recognized in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income related to forfeitures of share-based compensation awards resulting from restructuring actions initiated during the first quarter of 2025.

13.   Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other postretirement plans for its employees. The following tables provide the components of net periodic cost for the Company’s major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.3	$—	$0.3
Interest cost	0.1	0.6	0.1	0.6
Expected return on plan assets	—	(0.5)	—	(0.5)
Net amortization	—	—	—	—
Net periodic cost	$0.1	$0.4	$0.1	$0.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended March 31,
	2026	2025
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Net amortization	(0.2)	(0.2)
Net periodic cost	$0.1	$0.1
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

The Company expects to contribute approximately $4.6 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2026. The Company contributed a total of $1.4 million and $1.2 million to fund these plans during the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$157.0	$124.5
Provision for income taxes	37.1	29.1
Effective tax rate	23.6%	23.4%

The effective tax rate for the three months ended March 31, 2026 and 2025 had no material discrete tax items impacting the effective tax rates.

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

Highlights
(All comparisons are against the same period in 2025 unless otherwise noted)

Three Months Ended March 31, 2026

•Reported Net sales of $886.9 million increased 9% overall and increased 5% organically*
•Reported diluted earnings per common share (“EPS”) attributable to IDEX of $1.61 increased 28%
•Adjusted diluted EPS attributable to IDEX* of $2.00 increased 14%
•Returned capital to shareholders in the form of $76.3 million of share repurchases and $52.8 million of dividends

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable U.S. GAAP financial measures under the heading “Non-GAAP Disclosures.”

During the first quarter of 2026, the Company delivered strong results driven by higher than anticipated volumes in targeted advantaged markets, including data centers, semiconductor and space and defense, within the Health & Science Technologies (“HST”) segment along with positive price across the Company’s segments. The quarter’s results also reflect net operational productivity gains and favorable translation, partly offset by unfavorable mix.

Recent Developments

On February 20, 2026, the U. S. Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act. In response to the U.S. Supreme Court ruling, the administration implemented new tariffs under alternative statutory authority. The tariffs enacted in 2025 and in the first quarter of 2026 did not have a material impact on the Company’s business or financial statements in the periods presented. The Company will continue to monitor the situation, including the timing and amount of any refunds of such tariffs, and expects it will be able to continue to mitigate the potential unfavorable impact of tariffs.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.

	Three Months Ended March 31,		Change
(In millions, except per share amounts)	2026	2025	$	% / bps
Domestic sales	$457.1	$419.4	$37.7	9%
International sales	429.8	394.9	34.9	9%
Net sales	886.9	814.3	72.6	9%
Cost of sales	488.8	445.4	43.4	10%
Gross profit	398.1	368.9	29.2	8%
Gross margin	44.9%	45.3%	n/a	(40) bps
Selling, general and administrative expenses	218.3	209.4	8.9	4%
Restructuring expenses and asset impairments	7.4	17.5	(10.1)	(58%)
Operating income	172.4	142.0	30.4	21%
Other (income) expense – net	(0.6)	1.4	(2.0)	(143%)
Interest expense – net	16.0	16.1	(0.1)	(1%)
Income before income taxes	157.0	124.5	32.5	26%
Provision for income taxes	37.1	29.1	8.0	27%
Effective tax rate	23.6%	23.4%	n/a	20 bps
Net income attributable to IDEX	$120.0	$95.5	$24.5	26%
Diluted earnings per common share attributable to IDEX	$1.61	$1.26	$0.35	28%
Net Sales

Net sales for the three months ended March 31, 2026 increased as compared to the same prior year period as a result of increased organic sales, favorable impacts from foreign currency and contributions from acquisitions. Organic sales for the same period increased 5% primarily driven by higher volumes in the HST segment, which were slightly offset by lower volumes in the Company’s Fire & Safety/Diversified Products (“FSDP”) and Fluid Metering Technologies (“FMT”) segments. The increase also reflects positive price across all segments.

Gross Profit and Gross Margin

Gross profit and Gross margin for the three months ended March 31, 2026 were positively impacted by volume leverage and net operational productivity improvements, and while gross profit further benefited from positive price/cost, gross margin was pressured by price/cost. Both were negatively impacted by unfavorable mix. Gross profit also reflected favorable impacts from foreign currency.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2026, reflecting a $2.7 million increase from acquisitions, including amortization, as well as higher employee-related costs and increased professional services spending, partially offset by proceeds received related to a legal settlement, as compared to the same prior year period.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments for the three months ended March 31, 2026 primarily relate to asset impairments of $4.8 million related to intangible assets and property, plant and equipment within the Company’s FMT segment. The three months ended March 31, 2026 also includes severance costs that were incurred as a result of employee reductions. Restructuring expenses and asset impairments for the three months ended March 31, 2025 primarily relate to severance costs that were incurred in conjunction with organizational changes.

Other (Income) Expense – Net

Other (income) expense – net during the three months ended March 31, 2026 reflects the impact of foreign currency gains, while the three months ended March 31, 2025 reflects the impact of foreign currency transaction losses.

Interest Expense – Net

Interest expense – net for the three months ended March 31, 2026 was consistent with the prior year period.

Income Taxes

The effective tax rate was 23.6% for the three months ended March 31, 2026, reasonably consistent with 23.4% during the same period in 2025. For additional information, refer to Note 15, “Income Taxes”, in the Notes to Condensed Consolidated Financial Statements.

Results of Reportable Business Segments

The Company has three reportable segments: Health & Science Technologies (“HST”), Fluid & Metering Technologies (“FMT”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 13, “Business Segments and Geographic Information,” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management’s measurements of segment performance are Net sales, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	HST	FMT	FSDP	Total
Net sales as a percent of total	45%	34%	21%	100%
Adjusted EBITDA(1)	41%	38%	21%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $30.1 million for the three months ended March 31, 2026.

Health & Science Technologies Segment

	Three Months Ended March 31,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$185.7	$155.1	20%
International sales	212.7	186.4	14%
Net sales	$398.4	$341.5	17%	11%	3%	3%	17%
Adjusted EBITDA	106.0	87.4	21%	18%	—%	3%	21%
Adjusted EBITDA margin	26.6%	25.6%	100 bps	150 bps	(50) bps	— bps	100 bps

(1) Acquisitions include Micro-LAM, Inc. acquired in July 2025.

•Organic sales for the three months ended March 31, 2026 reflect higher volumes primarily due to AI-driven demand for data center power and semiconductor markets, as well as strength in space and defense, partially offset by lower volumes in the Company’s life sciences businesses. Net sales also reflect positive price across the segment.
•Adjusted EBITDA margin for the three months ended March 31, 2026 increased primarily due to volume leverage and favorable price/cost, partially offset by unfavorable mix and the impact of acquisitions.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$175.7	$168.8	4%
International sales	125.8	121.7	3%
Net sales	$301.5	$290.5	4%	2%	—%	2%	4%
Adjusted EBITDA	98.7	95.3	4%	2%	—%	2%	4%
Adjusted EBITDA margin	32.7%	32.8%	(10) bps	(10) bps	— bps	— bps	(10) bps

•Organic sales for the three months ended March 31, 2026 reflect positive price. Higher volumes in the Company’s businesses serving municipal water, semiconductor and mining markets were more than offset by lower volumes in the Company’s chemical and industrial businesses.
•Adjusted EBITDA margin for the three months ended March 31, 2026 decreased due to unfavorable mix and volume deleverage, mostly mitigated by net productivity improvements.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$95.7	$95.5	—%
International sales	92.6	88.8	4%
Net sales	$188.3	$184.3	2%	(1%)	—	3%	2%
Adjusted EBITDA	55.8	54.2	3%	—%	—	3%	3%
Adjusted EBITDA margin	29.7%	29.4%	30 bps	30 bps	— bps	— bps	30 bps

•Organic sales for the three months ended March 31, 2026 reflect higher volumes in the Company’s Fire & Safety businesses and positive price, which were more than offset by lower volumes within the Company’s Dispensing businesses driven by timing of projects.
•Adjusted EBITDA margin increased for the three months ended March 31, 2026 primarily due to net productivity improvements, partially offset by unfavorable mix and volume deleverage.

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

Select key liquidity metrics at March 31, 2026 are as follows:

(In millions)	March 31, 2026
Working capital	$1,210.7
Current ratio	3.4 to 1
Cash and cash equivalents	$586.2
Cash held outside of the United States	514.2
Revolving Facility capacity	$800.0
Borrowings	280.1
Letters of credit	2.7
Revolving Facility availability	$517.2

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of March 31, 2026 and December 31, 2025:

(In millions)	March 31, 2026	December 31, 2025	Change	Organic Change
Receivables – net	$553.0	$521.7	$31.3	$35.4
Inventories – net	501.0	479.4	21.6	25.5
Less: Trade accounts payable	224.8	224.7	0.1	1.9
Operating working capital	$829.2	$776.4	$52.8	$59.0

Foreign currency translation decreased Operating working capital by $6.2 million during the three months ended March 31, 2026. Apart from the translation impact, the primary drivers of the change in Operating working capital were higher receivables, which increased due to higher sales volumes and positive price, and higher inventories, which increased to support planned production.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Net cash flows provided by (used in):
Operating activities	$103.7	$105.7	$(2.0)
Investing activities	(20.4)	(10.0)	(10.4)
Financing activities	(68.8)	(133.3)	64.5

Operating Activities

Cash provided by operating activities decreased $2.0 million in the three months ended March 31, 2026 as compared to the prior year period. Improved operational results were offset by increased receivable balances, driven by timing of customer payments.

Investing Activities

Cash used in investing activities increased $10.4 million in the three months ended March 31, 2026 as compared to the prior year period reflecting the absence of $4.2 million of funds received in connection with the finalization of the Mott purchase price in the prior year period and a $3.4 million increase in capital expenditures.

Financing Activities

Cash used in financing activities decreased $64.5 million in the three months ended March 31, 2026 as compared to the prior year period. The three months ended March 31, 2026 included $84.9 million of higher net draws under the Revolving Facility and $6.3 million of higher proceeds from stock option exercises, net of shares withheld for taxes, partially offset by $26.3 million of higher share repurchases.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows provided by operating activities	$103.7	$105.7
Less: capital expenditures	17.7	14.3
Free cash flow	$86.0	$91.4

Cash Requirements

Subsequent Share Repurchases

Subsequent to March 31, 2026, the Company repurchased 0.1 million shares at a cost of $21.8 million.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $17.7 million and $14.3 million in the first three months of 2026 and 2025, respectively.

Share Repurchases

During the three months ended March 31, 2026, the Company repurchased a total of 0.4 million shares at a cost of $75.6 million (including estimated excise taxes of $0.6 million, which will be paid in 2027), of which $0.9 million was settled in April 2026. During the three months ended March 31, 2025, the Company repurchased a total of 0.3 million shares at a cost of $50.4 million (including estimated excise taxes of $0.4 million). As of March 31, 2026, the amount of share repurchase authorization remaining was $849.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $52.8 million during the three months ended March 31, 2026 compared with $52.4 million during the three months ended March 31, 2025.

Covenants

At March 31, 2026, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements. The key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2026, the Company’s interest coverage ratio was 13.85 to 1 for covenant calculation purposes and the leverage ratio was 1.93 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings reaffirmed the Company’s corporate credit rating of BBB (stable outlook) in September 2024.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in August 2024.

•Fitch Ratings reaffirmed the Company’s corporate credit rating of BBB+ (stable outlook) in February 2026.

Off-Balance Sheet Arrangements

The Company had $19.3 million of letters of credit as of March 31, 2026, primarily issued as security for insurance and other performance obligations. Of the $19.3 million of letters of credit, only $2.7 million reduced the Company’s borrowing capacity under the Revolving Facility as of March 31, 2026.

Except as disclosed above, the Company has no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on the Company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There have been no changes to the Company’s critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Non-GAAP Disclosures

Set forth below are reconciliations of Organic sales, Adjusted net income attributable to IDEX, Adjusted diluted EPS attributable to IDEX, Consolidated Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Consolidated Adjusted EBITDA margin to their respective most directly comparable U.S. GAAP measure. There were no non-GAAP adjustments to Gross profit or Gross margin during either the three months ended March 31, 2026 nor 2025. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, as identified in the reconciliations below. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Sales

	HST	FMT	FSDP	IDEX
	Three Months Ended March 31, 2026
Change in net sales	17%	4%	2%	9%
Less:
Net impact from acquisitions/divestitures(1)	3%	—%	—%	1%
Impact from foreign currency(2)	3%	2%	3%	3%
Change in organic sales	11%	2%	(1%)	5%

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

	Three Months Ended March 31,
	2026	2025
Reported net income attributable to IDEX	$120.0	$95.5
Restructuring expenses and asset impairments	7.4	17.5
Tax impact on restructuring expenses and asset impairments	(1.7)	(4.1)
Gain on legal settlement(1)	(3.7)	—
Tax impact on gain on legal settlement	0.8	—
Acquisition-related intangible asset amortization	33.8	31.5
Tax impact on acquisition-related intangible asset amortization	(8.0)	(7.4)
Adjusted net income attributable to IDEX	$148.6	$133.0

Reported diluted EPS attributable to IDEX	$1.61	$1.26
Restructuring expenses and asset impairments	0.10	0.23
Tax impact on restructuring expenses and asset impairments	(0.02)	(0.05)
Gain on legal settlement(1)	(0.05)	—
Tax impact on gain on legal settlement	0.01	—
Acquisition-related intangible asset amortization	0.46	0.41
Tax impact on acquisition-related intangible asset amortization	(0.11)	(0.10)
Adjusted diluted EPS attributable to IDEX	$2.00	$1.75

Diluted weighted average shares outstanding	74.4	75.8

(1) Gain on legal settlement represents settlement funds received in excess of legal costs incurred related to a patent infringement lawsuit within the FMT segment.

3. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	Three Months Ended March 31,
	2026	2025
Reported net income	$119.9	$95.4
Provision for income taxes	37.1	29.1
Interest expense – net	16.0	16.1
Depreciation	19.9	18.4
Amortization	33.8	31.5
Restructuring expenses and asset impairments	7.4	17.5
Gain on legal settlement(1)	(3.7)	—
Adjusted EBITDA	$230.4	$208.0

Adjusted EBITDA Components
HST	$106.0	$87.4
FMT	98.7	95.3
FSDP	55.8	54.2
Corporate and other	(30.1)	(28.9)
Total Adjusted EBITDA	$230.4	$208.0

Net sales	$886.9	$814.3

Net income margin	13.5%	11.7%
Adjusted EBITDA margin	26.0%	25.5%

(1) Gain on legal settlement represents settlement funds received in excess of legal costs incurred related to a patent infringement lawsuit within the FMT segment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to market risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings incidental to the operation of their businesses as described in Note 14 in Part I, Item 1, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements and such disclosure is incorporated by reference into this Item 1. “Legal Proceedings.”

The Company’s threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.

In addition, the Company and seven of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third-party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Asbestos-related claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims has been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2026 to January 31, 2026	120,603	$190.53	120,603	$901,711,304
February 1, 2026 to February 28, 2026	112,866	208.40	112,866	878,190,219
March 1, 2026 to March 31, 2026	147,696	192.97	147,696	849,689,494
Total	381,165	$196.77	381,165	$849,689,494

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

10.1*,**	Severance & General Release Agreement between IDEX Corporation and Roopa Unnikrishnan, dated as of February 27, 2026

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
Date: April 29, 2026