Form 10-Q
period 2026-06-30
IDEX CORP /DE/
filed 2026-07-29
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from _____to _____
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 24, 2026: 73,719,896.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$920.6	$865.4	$1,807.5	$1,679.7
Cost of sales	493.8	473.2	982.6	918.6
Gross profit	426.8	392.2	824.9	761.1
Selling, general and administrative expenses	224.1	203.6	442.4	413.0
Restructuring expenses and asset impairments	2.8	0.7	10.2	18.2
Operating income	199.9	187.9	372.3	329.9
Other (income) expense – net	(1.3)	2.4	(1.9)	3.8
Interest expense – net	15.1	15.6	31.1	31.7
Income before income taxes	186.1	169.9	343.1	294.4
Provision for income taxes	42.7	38.8	79.8	67.9
Net income	143.4	131.1	263.3	226.5
Net loss attributable to noncontrolling interest	—	0.5	0.1	0.6
Net income attributable to IDEX	$143.4	$131.6	$263.4	$227.1

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.94	$1.74	$3.55	$3.00
Diluted earnings per common share attributable to IDEX	$1.93	$1.74	$3.54	$3.00

Share data:
Basic weighted average common shares outstanding	74.0	75.5	74.2	75.6
Diluted weighted average common shares outstanding	74.2	75.5	74.3	75.7

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$143.4	$131.1	$263.3	$226.5
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	(0.1)	(0.2)	(0.3)	(0.4)
Cumulative translation adjustment	(12.2)	125.6	(55.7)	179.5
Other comprehensive (loss) income, net of tax	(12.3)	125.4	(56.0)	179.1
Comprehensive income	131.1	256.5	207.3	405.6
Comprehensive loss attributable to noncontrolling interest	—	0.5	0.1	0.6
Comprehensive income attributable to IDEX	$131.1	$257.0	$207.4	$406.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$621.3	$580.0
Receivables – net	547.8	521.7
Inventories – net	520.3	479.4
Other current assets	83.9	62.1
Total current assets	1,773.3	1,643.2
Property, plant and equipment – net of accumulated depreciation of $686.4 and $654.3 at June 30, 2026 and December 31, 2025, respectively	463.6	468.0
Goodwill	3,382.6	3,414.5
Intangible assets – net	1,164.5	1,247.4
Other noncurrent assets	146.0	153.9
Total assets	$6,930.0	$6,927.0
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$233.7	$224.7
Accrued expenses	293.5	297.0
Current portion of long-term borrowings	0.4	0.7
Dividends payable	54.0	53.0
Total current liabilities	581.6	575.4
Long-term borrowings – net	1,858.5	1,820.1
Deferred income taxes	297.8	303.0
Other noncurrent liabilities	185.5	202.3
Total liabilities	2,923.4	2,900.8
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $0.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $0.01 per share par value
Issued: 90.1 million shares at both June 30, 2026 and December 31, 2025	0.9	0.9
Treasury stock at cost: 16.1 million shares at June 30, 2026 and 15.5 million shares at December 31, 2025	(1,525.1)	(1,423.2)
Additional paid-in capital	875.2	892.1
Retained earnings	4,655.4	4,500.1
Accumulated other comprehensive income	1.6	57.6
Total shareholders’ equity	4,008.0	4,027.5
Noncontrolling interest	(1.4)	(1.3)
Total equity	4,006.6	4,026.2
Total liabilities and equity	$6,930.0	$6,927.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended June 30, 2026
Balance, March 31, 2026	90.1	$869.4	15.8	$(1,453.6)	$13.9	$4,620.1	$4,049.8	$(1.4)	$4,048.4
Net income	—	—	—	—	—	143.4	143.4	—	143.4
Other comprehensive income (net of tax of $0.1)	—	—	—	—	(12.3)	—	(12.3)	—	(12.3)
Net issuance of shares of treasury stock (net of tax withholdings of $0.2)	—	0.6	—	4.2	—	—	4.8	—	4.8
Repurchases of common stock (including excise tax of $0.6)	—	—	0.3	(75.7)	—	—	(75.7)	—	(75.7)
Share-based compensation	—	6.1	—	—	—	—	6.1	—	6.1
Cash dividends declared - $1.46 per common share	—	—	—	—	—	(108.1)	(108.1)	—	(108.1)
Balance, June 30, 2026	90.1	$876.1	16.1	$(1,525.1)	$1.6	$4,655.4	$4,008.0	$(1.4)	$4,006.6

Six Months Ended June 30, 2026
Balance, December 31, 2025	90.1	$893.0	15.5	$(1,423.2)	$57.6	$4,500.1	$4,027.5	$(1.3)	$4,026.2
Net income (loss)	—	—	—	—	—	263.4	263.4	(0.1)	263.3
Other comprehensive loss (net of tax of $0.1)	—	—	—	—	(56.0)	—	(56.0)	—	(56.0)
Net issuance of shares of treasury stock (net of tax withholdings of $1.4)	—	(38.8)	(0.1)	49.4	—	—	10.6	—	10.6
Repurchases of common stock (including excise tax of $1.2)	—	—	0.7	(151.3)	—	—	(151.3)	—	(151.3)
Share-based compensation	—	21.9	—	—	—	—	21.9	—	21.9
Cash dividends declared - $1.46 per common share	—	—	—	—	—	(108.1)	(108.1)	—	(108.1)
Balance, June 30, 2026	90.1	$876.1	16.1	$(1,525.1)	$1.6	$4,655.4	$4,008.0	$(1.4)	$4,006.6

Three Months Ended June 30, 2025
Balance, March 31, 2025	90.1	$879.3	14.4	$(1,221.2)	$(77.2)	$4,325.7	$3,906.6	$(0.7)	$3,905.9
Net income (loss)	—	—	—	—	—	131.6	131.6	(0.5)	131.1
Other comprehensive income (net of tax $0.1)	—	—	—	—	125.4	—	125.4	—	125.4
Net issuance of shares of treasury stock (net of tax withholdings of $—)	—	—	0.1	0.3	—		0.3	—	0.3
Repurchases of common stock (including excise tax of $0.5)	—	—	0.2	(50.5)	—	—	(50.5)	—	(50.5)
Share-based compensation	—	5.2		—	—	—	5.2	—	5.2
Cash dividends declared - $1.42 per common share	—	—	—	—	—	(107.0)	(107.0)	—	(107.0)
Balance, June 30, 2025	90.1	$884.5	14.7	$(1,271.4)	$48.2	$4,350.3	$4,011.6	$(1.2)	$4,010.4

Six Months Ended June 30, 2025
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	227.1	227.1	(0.6)	226.5
Other comprehensive income (net of tax of $0.1)	—	—	—	—	179.1	—	179.1	—	179.1
Net issuance of shares of treasury stock (net of tax withholdings of $2.7)	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Repurchases of common stock (including excise tax of $0.9)	—	—	0.5	(100.9)	—	—	(100.9)		(100.9)
Share-based compensation	—	18.8	—	—	—	—	18.8	—	18.8
Cash dividends declared - $1.42 per common share	—	—	—	—	—	(107.0)	(107.0)	—	(107.0)
Balance, June 30, 2025	90.1	$884.5	14.7	$(1,271.4)	$48.2	$4,350.3	$4,011.6	$(1.2)	$4,010.4

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$263.3	$226.5
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset impairments	4.8	0.6
Depreciation	40.1	37.4
Amortization of intangible assets	67.0	63.5
Share-based compensation expense	21.9	18.8
Deferred income taxes	(1.3)	1.6
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(30.7)	1.6
Inventories – net	(45.7)	(45.6)
Other current assets	(21.4)	(21.8)
Trade accounts payable	9.2	(0.7)
Deferred revenue	2.7	6.4
Accrued expenses	(8.0)	(22.4)
Other – net	1.8	1.5
Net cash flows provided by operating activities	303.7	267.4
Cash flows from investing activities
Capital expenditures	(40.7)	(29.1)
Acquisition of business, net of cash acquired	—	4.2
Other – net	(2.0)	0.4
Net cash flows used in investing activities	(42.7)	(24.5)
Cash flows from financing activities
Borrowings under revolving credit facilities	205.0	50.0
Payments under revolving credit facilities	(163.3)	(92.7)
Payment of long-term borrowings	—	(100.0)
Cash dividends paid to shareholders	(106.7)	(105.9)
Proceeds (payments) from share issuances, net of shares withheld for taxes	10.6	(0.2)
Repurchases of common stock	(153.4)	(100.0)
Other – net	(0.3)	(0.4)
Net cash flows used in financing activities	(208.1)	(349.2)
Effect of exchange rate changes on cash and cash equivalents	(10.7)	37.4
Net increase (decrease) in cash and cash equivalents and restricted cash	42.2	(68.9)
Cash and cash equivalents and restricted cash at beginning of year	585.9	638.9
Cash and cash equivalents and restricted cash at end of period	$628.1	$570.0

Supplemental cash flow information
Cash paid for:
Interest	$34.4	$36.7
Income taxes – net	81.4	83.4

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires public entities to disclose, within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of amounts for purchases of inventory, employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement disclosures and expects the standard will increase disclosures in the Company’s annual and interim reporting when adopted.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes a model for the recognition, measurement, presentation and disclosure of environmental credits and compliance obligations that may be settled by using environmental credits. ASU 2026-02 is effective for annual and interim periods beginning after December 15, 2027. Adoption of this ASU should be applied retrospectively via a cumulative-effect adjustment to beginning retained earnings. Prior periods will not be adjusted. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Consolidated Financial Statements and disclosures.

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

2025 Acquisitions

Micro-LAM, Inc.

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) in a stock acquisition. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Headquartered in Portage, Michigan, Micro-LAM operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Micro-LAM was acquired for cash consideration of $80.4 million, net of cash acquired of $0.3 million, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance targets over a two-year period. Total consideration of $81.6 million includes the fair value of the potential earnout as of the acquisition date of $1.2 million. For additional discussion of the earnout valuation, refer to Note 9, “Fair Value Measurements.” The acquisition was funded using additional borrowings under the Company’s Revolving Facility (as defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $37.6 million and $44.6 million, respectively. The goodwill is not deductible for tax purposes.

As of June 30, 2026, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$7.3
Property, plant and equipment	8.0
Goodwill	37.6
Intangible assets	44.6
Other noncurrent assets	2.9
Total assets acquired	100.4
Current liabilities	(6.4)
Deferred income taxes	(9.8)
Other noncurrent liabilities	(2.6)
Net assets acquired(1)	$81.6

(1) During the fourth quarter of 2025, the Company finalized the purchase price of Micro-LAM, resulting in a reduction to the purchase price of $0.3 million.

Subsequent to June 30, 2026, the Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed with no material changes to the preliminary allocation as of June 30, 2026.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life (in years)
Trade names	$5.3	15
Customer relationships	20.9	11
Technology	18.4	12
Acquired intangible assets	$44.6

Acquisition-Related Costs

The Company incurred acquisition-related costs of $0.4 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $2.3 million during the six months ended June 30, 2026 and 2025, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed, pending and potential transactions, including transactions that ultimately were not completed. There were no fair value inventory step-up charges recorded during the three and six months ended June 30, 2026 and 2025.

3.    Business Segments

IDEX has three reportable business segments: Health & Science Technologies (“HST”), Fluid & Metering Technologies (“FMT”), and Fire & Safety/Diversified Products (“FSDP”).

The Company uses adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) as its measure of segment performance. Intersegment sales are contracted with terms equivalent to those of an arm’s-length transaction. Information on the Company’s business segments is presented below.

	Three Months Ended June 30, 2026
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$414.0	$316.7	$189.9	$920.6	$—	$920.6
Intersegment sales	1.0	0.4	—	1.4	(1.4)	—
Net sales	415.0	317.1	189.9	922.0	(1.4)	920.6
Adjusted segment cost of sales(1)	(235.7)	(156.5)	(102.5)	(494.7)	1.4	(493.3)
Other segment expenses(2)	(60.0)	(50.3)	(32.5)	(142.8)
Segment Adjusted EBITDA	$119.3	$110.3	$54.9	$284.5

	Three Months Ended June 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$363.9	$310.5	$191.0	$865.4	$—	$865.4
Intersegment sales	1.4	0.4	0.5	2.3	(2.3)	—
Net sales	365.3	310.9	191.5	867.7	(2.3)	865.4
Adjusted segment cost of sales(1)	(217.0)	(153.0)	(105.5)	(475.5)	2.3	(473.2)
Other segment expenses(2)	(53.3)	(49.2)	(29.6)	(132.1)
Segment Adjusted EBITDA	$95.0	$108.7	$56.4	$260.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2026
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$811.4	$618.0	$378.1	$1,807.5	$—	$1,807.5
Intersegment sales	2.0	0.6	0.1	2.7	(2.7)	—
Net sales	813.4	618.6	378.2	1,810.2	(2.7)	1,807.5
Adjusted segment cost of sales(1)	(467.0)	(311.8)	(206.0)	(984.8)	2.7	(982.1)
Other segment expenses(2)	(121.1)	(97.8)	(61.5)	(280.4)
Segment Adjusted EBITDA	$225.3	$209.0	$110.7	$545.0

	Six Months Ended June 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$704.0	$600.7	$375.0	$1,679.7	$—	$1,679.7
Intersegment sales	2.8	0.7	0.8	4.3	(4.3)	—
Net sales	706.8	601.4	375.8	1,684.0	(4.3)	1,679.7
Adjusted segment cost of sales(1)	(418.2)	(299.3)	(205.4)	(922.9)	4.3	(918.6)
Other segment expenses(2)	(106.2)	(98.1)	(59.8)	(264.1)
Segment Adjusted EBITDA	$182.4	$204.0	$110.6	$497.0
(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges and restructuring-related charges. Restructuring-related charges consisted of accelerated depreciation for the anticipated closure of a facility in the HST segment during the three and six months ended June 30, 2026. There were no restructuring-related charges during the three and six months ended June 30, 2025. There were no step-up charges during the three and six months ended June 30, 2026 or 2025.

(2) Other segment expenses consists primarily of selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ADJUSTED EBITDA
Health & Science Technologies	$119.3	$95.0	$225.3	$182.4
Fluid & Metering Technologies	110.3	108.7	209.0	204.0
Fire & Safety/Diversified Products	54.9	56.4	110.7	110.6
Segment Adjusted EBITDA	284.5	260.1	545.0	497.0
Corporate and other(1)	(26.2)	(22.9)	(56.3)	(51.8)
Interest expense – net	(15.1)	(15.6)	(31.1)	(31.7)
Depreciation(2)	(20.2)	(19.0)	(40.1)	(37.4)
Amortization of intangible assets	(33.2)	(32.0)	(67.0)	(63.5)
Restructuring expenses and asset impairments	(2.8)	(0.7)	(10.2)	(18.2)
Legal settlements and contingencies(3)	(0.9)	—	2.8	—
Income before income taxes	$186.1	$169.9	$343.1	$294.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Depreciation includes accelerated depreciation related to the anticipated closure of a facility in the HST segment.

(3) Legal settlements and contingencies represent settlement funds received in excess of legal costs incurred related to a patent infringement lawsuit within in the FMT segment and a class action lawsuit at Corporate, net of estimated settlement costs related to certain legal matters within the HST segment.

	June 30, 2026	December 31, 2025
ASSETS
Health & Science Technologies	$4,284.1	$4,301.1
Fluid & Metering Technologies	1,657.9	1,694.4
Fire & Safety/Diversified Products	829.0	825.2
Total Segments	6,771.0	6,820.7
Corporate and other	159.0	106.3
Total assets	$6,930.0	$6,927.0

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by reporting unit for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Scientific Fluidics & Optics	$233.3	$209.0	$447.4	$403.0
Performance Pneumatic Technologies	78.0	65.1	161.3	124.1
Sealing Solutions	71.8	61.3	141.5	121.9
Material Processing Technologies	31.9	29.9	63.2	57.8
Intersegment elimination	(1.0)	(1.4)	(2.0)	(2.8)
Health & Science Technologies	414.0	363.9	811.4	704.0
Pumps	110.6	109.1	219.0	214.9
Water	97.9	85.8	187.5	168.7
Energy	49.1	55.4	99.1	102.3
Agriculture	35.8	37.1	68.9	69.1
Valves	23.7	23.5	44.1	46.4
Intersegment elimination	(0.4)	(0.4)	(0.6)	(0.7)
Fluid & Metering Technologies	316.7	310.5	618.0	600.7
Fire & Safety	120.7	123.6	244.9	234.6
Dispensing	35.4	37.3	69.5	80.9
BAND-IT	33.8	30.6	63.8	60.3
Intersegment elimination	—	(0.5)	(0.1)	(0.8)
Fire & Safety/Diversified Products	189.9	191.0	378.1	375.0
Net sales	$920.6	$865.4	$1,807.5	$1,679.7

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30, 2026
	HST	FMT	FSDP	IDEX
U.S.	$186.0	$183.7	$97.4	$467.1
North America, excluding U.S.	7.6	15.8	8.4	31.8
Europe	126.6	50.0	45.3	221.9
Asia	81.6	45.7	28.9	156.2
Other(1)	13.2	21.9	9.9	45.0
Intersegment elimination	(1.0)	(0.4)	—	(1.4)
Net sales	$414.0	$316.7	$189.9	$920.6

	Three Months Ended June 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$166.3	$175.7	$93.8	$435.8
North America, excluding U.S.	5.2	18.4	7.9	31.5
Europe	116.1	51.6	52.4	220.1
Asia	69.9	41.7	29.5	141.1
Other(1)	7.8	23.5	7.9	39.2
Intersegment elimination	(1.4)	(0.4)	(0.5)	(2.3)
Net sales	$363.9	$310.5	$191.0	$865.4

	Six Months Ended June 30, 2026
	HST	FMT	FSDP	IDEX
U.S.	$371.7	$359.4	$193.1	$924.2
North America, excluding U.S.	13.4	31.0	15.9	60.3
Europe	249.4	103.8	94.0	447.2
Asia	155.9	80.0	56.0	291.9
Other(1)	23.0	44.4	19.2	86.6
Intersegment elimination	(2.0)	(0.6)	(0.1)	(2.7)
Net sales	$811.4	$618.0	$378.1	$1,807.5

	Six Months Ended June 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$321.4	$344.5	$189.3	$855.2
North America, excluding U.S.	9.9	34.4	16.0	60.3
Europe	218.2	100.0	94.9	413.1
Asia	141.2	76.1	60.5	277.8
Other(1)	16.1	46.4	15.1	77.6
Intersegment elimination	(2.8)	(0.7)	(0.8)	(4.3)
Net sales	$704.0	$600.7	$375.0	$1,679.7

(1) Other includes: South America, Middle East, Australia and Africa.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue for both the three and six months ended June 30, 2026 and 2025.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables – net on the Condensed Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	June 30, 2026	December 31, 2025
Billed receivables	$506.3	$477.1
Unbilled receivables	38.0	34.8
Total customer receivables	$544.3	$511.9

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

The composition of deferred revenue was as follows:

	June 30, 2026	December 31, 2025
Deferred revenue – current	$54.7	$45.8
Deferred revenue – noncurrent	15.4	22.0
Total deferred revenue	$70.1	$67.8

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

Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per common share. The Company has both participating and non-participating securities. Dividend rights for restricted stock awards issued under the IDEX Corporation 2024 Incentive Award Plan (the “2024 Incentive Award Plan”) are subject to the same vesting requirements as the underlying restricted stock awards, and therefore, these awards are considered non-participating securities. Dividend rights for restricted stock awards issued prior to the adoption of the 2024 Incentive Award Plan are non-forfeitable and are not subject to the same vesting requirements as the underlying restricted stock awards. As such, these awards have been determined to be participating securities. Accordingly, Diluted EPS attributable to IDEX was computed using the two-class method.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	74.0	75.5	74.2	75.6
Dilutive effect of restricted stock, performance share units and stock options	0.2	—	0.1	0.1
Diluted weighted average common shares outstanding	74.2	75.5	74.3	75.7

Share-based payment awards of approximately 0.4 million and 0.9 million shares of common stock for the three months ended June 30, 2026 and 2025, respectively, and 0.5 million and 0.8 million shares of common stock for the six months ended June 30, 2026 and 2025, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

6.    Balance Sheet Components

Balance Sheet Components

The following table presents additional information regarding certain balance sheet components as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
RECEIVABLES – NET
Customers	$544.3	$511.9
Other	22.6	19.2
Total	566.9	531.1
Less: allowance for credit losses, estimated returns and other reserves(1)	19.1	9.4
Receivables – net	$547.8	$521.7
INVENTORIES – NET
Raw materials and component parts	$329.7	$316.1
Work in process	66.0	47.7
Finished goods	124.6	115.6
Inventories – net	$520.3	$479.4
ACCRUED EXPENSES
Payroll and related items	$102.9	$112.2
Management incentive compensation	18.4	19.1
Income taxes payable	14.5	14.0
Warranty	13.1	14.4
Deferred revenue	54.7	45.8
Lease liability	26.6	27.8
Restructuring	2.1	3.0
Accrued interest	12.0	11.7
Other	49.2	49.0
Accrued expenses	$293.5	$297.0

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) The allowance for credit losses, estimated returns and other reserves as of June 30, 2026 includes expected customer rebates associated with the International Emergency Economic Powers Act tariff refunds recorded during the three months ended June 30, 2026.

Cash, Cash Equivalents and Restricted Cash

The Company has restricted cash primarily related to certain letters of credit, funds held in escrow in connection with a business acquisition and funds restricted in connection with a legal matter. The following table presents a reconciliation of Cash and cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$621.3	$580.0	$568.2	$620.8
Restricted cash(1)	3.9	3.0	1.4	18.1
Long-term restricted cash(2)	2.9	2.9	0.4	—
Total cash, cash equivalents and restricted cash	$628.1	$585.9	$570.0	$638.9

(1) Restricted cash has been included in Other current assets in the Consolidated Balance Sheets for all periods disclosed.
(2) Long-term restricted cash has been included in Other noncurrent assets in the Consolidated Balance Sheets for all periods disclosed.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2026, by reportable business segment, were as follows:

	HST	FMT	FSDP	IDEX
Goodwill	$2,406.5	$801.7	$406.9	$3,615.1
Accumulated goodwill impairment losses	(149.8)	(20.7)	(30.1)	(200.6)
Balance at January 1, 2026	2,256.7	781.0	376.8	3,414.5
Foreign currency translation	(24.1)	(4.3)	(4.1)	(32.5)
Measurement period adjustments	0.6	—	—	0.6
Balance at June 30, 2026	$2,233.2	$776.7	$372.7	$3,382.6

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Trade names(1)	$194.4	$(66.5)	$127.9	$209.7	$(71.4)	$138.3
Customer relationships(1)	1,129.3	(416.0)	713.3	1,148.4	(380.9)	767.5
Technology	338.3	(113.0)	225.3	344.3	(102.3)	242.0
Software	15.9	(8.8)	7.1	16.0	(7.3)	8.7
Total amortized intangible assets	1,677.9	(604.3)	1,073.6	1,718.4	(561.9)	1,156.5
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,768.8	$(604.3)	$1,164.5	$1,809.3	$(561.9)	$1,247.4
(1) During the first six months of 2026, the Company recognized impairment charges of $1.1 million and $3.2 million related to trade names and customer relationships, respectively, in the Company’s FMT segment. The impairment charges are reflected in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income for the six months ended June 30, 2026.

There have been no events or circumstances since the last annual goodwill and indefinite-lived intangible asset impairment assessment date, October 31, 2025, that would have required an interim impairment test.

Amortization of intangible assets was $33.2 million and $67.0 million for the three and six months ended June 30, 2026, respectively, and $32.0 million and $63.5 million for the three and six months ended June 30, 2025, respectively. Based on the intangible asset balances as of June 30, 2026, expected amortization expense for the remaining six months of 2026 and for the years 2027 through 2030 is as follows:

Estimated Amortization
Remainder of 2026	$64.8
2027	126.4
2028	123.6
2029	113.6
2030	105.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
8.   Borrowings

Borrowings at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	100.0	100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due November 2027 (the “Revolving Facility”)(1)	266.3	228.8
Other borrowings	0.6	1.0
Total borrowings	1,866.9	1,829.8
Less: current portion	0.4	0.7
Less: unamortized debt issuance costs and discount on debt	8.0	9.0
Long-term borrowings	$1,858.5	$1,820.1

(1) At June 30, 2026, there was $266.3 million outstanding under the Revolving Facility and $4.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $529.6 million. During the six months ended June 30, 2026, the Company drew down an aggregate amount of $205.0 million under the Revolving Facility which was used for general corporate purposes, including to finance share repurchases. The Company repaid $163.3 million under the Revolving Facility during the six months ended June 30, 2026. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.87% and 3.78% for the three and six months ended June 30, 2026, respectively, and 3.55% for the year ended December 31, 2025.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$11.3	$—	$—	$11.3
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.8	$—	$—	$10.8
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(2) In connection with the acquisition of Micro-LAM, the Company entered into an earnout agreement that may require us to make future cash consideration payments of up to $12.0 million based upon the achievement of certain financial performance targets from January 1, 2026 to December 31, 2027. As of June 30, 2026, $0.4 million of contingent consideration related to the Micro-LAM acquisition has been included in Accrued expenses and $0.8 million has been included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2025, $1.2 million of contingent consideration related to the Micro-LAM acquisition was included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The contingent consideration was derived using a Monte Carlo simulation model which utilizes inputs including discount rates, volatility rates, and estimated probability of achieving projected revenue and profitability targets. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. There was no change in the fair value measurement of contingent consideration during the three and six months ended June 30, 2026.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2026 or the year ended December 31, 2025.

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

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,789.5	$1,866.0	$1,773.9	$1,828.8

10.    Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2026
Balance, March 31, 2026(1)	$5.3	$8.6	$13.9
Other comprehensive loss before reclassification adjustments	(12.2)	—	(12.2)
Gain reclassified from Accumulated other comprehensive income(2)(3)	—	(0.2)	(0.2)
Tax impact	—	0.1	0.1
Net other comprehensive loss(1)	(12.2)	(0.1)	(12.3)
Balance, June 30, 2026(1)	$(6.9)	$8.5	$1.6

	Six Months Ended June 30, 2026
Balance, December 31, 2025(1)	$48.8	$8.8	$57.6
Other comprehensive loss before reclassification adjustments	(55.7)	—	(55.7)
Gain reclassified from Accumulated other comprehensive income(2)(3)		(0.4)	(0.4)
Tax impact		0.1	0.1
Net other comprehensive loss(1)	(55.7)	(0.3)	(56.0)
Balance, June 30, 2026(1)	$(6.9)	$8.5	$1.6

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
(3) Included in Other (income) expense – net in the Condensed Consolidated Statements of Income.

11.    Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date. During the six months ended June 30, 2026, the Company repurchased a total of 0.7 million shares at a cost of $151.3 million (including estimated excise taxes of $1.2 million, which will be paid in 2027), of which $1.2 million was settled in July 2026. The Company paid $2.3 million of excise taxes during the six months ended June 30, 2026 for shares repurchased in 2025. During the six months ended June 30, 2025, the Company repurchased a total of 0.5 million shares at a cost of $100.9 million (including estimated excise taxes of $0.9 million). As of June 30, 2026, the amount of share repurchase authorization remaining was $774.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average fair value of grants	$45.91	n/a	$49.13	$46.74
Dividend yield	1.49%	n/a	1.37%	1.41%
Volatility	23.98%	n/a	23.81%	23.06%
Risk-free interest rate	3.94%	n/a	3.61%	4.28%
Expected life (in years)	4.90	n/a	4.90	4.70

A summary of the Company’s stock option activity as of June 30, 2026 and changes during the six months ended June 30, 2026 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	954,201	$192.03	5.82	$8.9
Granted	86,575	207.43
Exercised	(80,632)	148.18
Forfeited	(29,849)	222.13
Outstanding at June 30, 2026	930,295	$196.30	5.86	$29.7
Vested and expected to vest as of June 30, 2026	918,018	$196.06	5.82	$29.5
Exercisable at June 30, 2026	699,529	$190.02	5.00	$26.4

As of June 30, 2026, there was $4.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

Restricted stock awards granted beginning in 2026 generally vest annually in equal amounts over three years, with vesting beginning one year from the date of the grant. Restricted stock awards granted prior to 2026 generally cliff vest after three years for employees. Restricted stock awards granted to non-employee directors generally cliff vest after one year. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of June 30, 2026 and changes during the six months ended June 30, 2026 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	190,822	$198.64
Granted	97,180	203.24
Vested	(25,025)	210.50
Forfeited	(18,588)	202.22
Unvested at June 30, 2026	244,389	$198.98

As of June 30, 2026, there was $19.4 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards granted under the 2024 Incentive Plan beginning in 2026 generally vest annually in equal amounts over three years, with vesting beginning one year from the date of grant. Cash-settled restricted stock awards granted prior to 2026 generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At June 30, 2026 and December 31, 2025, the Company had accrued $4.8 million and $3.6 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $2.5 million and $2.4 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2026 and changes during the six months ended June 30, 2026 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2026	62,292	$177.94
Granted	31,360	207.71
Vested	(14,365)	206.67
Forfeited	(3,785)	226.95
Unvested at June 30, 2026	75,502	$226.95

As of June 30, 2026, there was $7.7 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.2 years.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average fair value of grants	$250.95	n/a	$274.15	$232.44
Dividend yield	—%	n/a	—%	—%
Volatility	24.28%	n/a	24.07%	22.93%
Risk-free interest rate	3.84%	n/a	3.47%	4.23%
Expected life (in years)	2.82	n/a	2.94	2.94

A summary of the Company’s performance share unit activity as of June 30, 2026 and changes during the six months ended June 30, 2026 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	78,205	$267.78
Granted	41,030	252.58
Vested	—	n/a
Forfeited	(25,485)	301.18
Unvested at June 30, 2026	93,750	$259.10

The performance period for the 2023 grants ended as of January 31, 2026. The 2023 grants achieved a 0% payout factor, and as such, the Company did not issue any shares of the Company's stock for awards that vested in 2026.

As of June 30, 2026, there was $4.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

Summary of Share-Based Compensation Expense

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options expense	$0.6	$1.1	$3.7	$4.3
Restricted stock expense	4.5	3.3	11.0	8.8
Cash-settled restricted stock expense	2.1	0.6	4.3	1.2
Performance share units expense	1.0	0.8	7.2	5.7
Total pre-tax share-based compensation expense(1)	8.2	5.8	26.2	20.0
Income tax benefit	(1.1)	(1.2)	(2.4)	(2.4)
Total share-based compensation expense, net of income taxes	$7.1	$4.6	$23.8	$17.6

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) Pre-tax compensation cost is recognized in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$0.7	$0.3	$1.8	$1.1
Selling, general and administrative expenses	7.5	5.5	24.4	19.5
Restructuring expenses and asset impairments(2)	—	—	—	(0.6)
Total pre-tax share-based compensation expense	$8.2	$5.8	$26.2	$20.0

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

	Pension Benefits
	Three Months Ended June 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.3	$—	$0.5
Interest cost	0.1	0.7	0.1	0.6
Expected return on plan assets	—	(0.5)	—	(0.4)
Net amortization	0.1	(0.2)	0.1	(0.2)
Net periodic cost	$0.2	$0.3	$0.2	$0.5

	Pension Benefits
	Six Months Ended June 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.6	$—	$0.8
Interest cost	0.2	1.3	0.2	1.2
Expected return on plan assets	—	(1.0)	—	(0.9)
Net amortization	0.1	(0.2)	0.1	(0.2)
Net periodic cost	$0.3	$0.7	$0.3	$0.9

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Net amortization	(0.1)	(0.2)	(0.3)	(0.4)
Net periodic cost	$0.2	$0.1	$0.3	$0.2
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

The Company expects to contribute approximately $4.6 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2026. The Company contributed a total of $2.8 million and $2.4 million to fund these plans during the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$186.1	$169.9	$343.1	$294.4
Provision for income taxes	42.7	38.8	79.8	67.9
Effective tax rate	23.0%	22.9%	23.3%	23.1%

The effective tax rate for the three and six months ended June 30, 2026 had no material discrete tax items impacting the effective tax rates.

The effective tax rate for the three and six months ended June 30, 2025 reflects a discrete tax benefit related to the finalization of a prior year preferential rate with taxing authorities in a foreign jurisdiction. This discrete tax benefit was mostly offset by the impact of state tax law changes enacted in June 2025, foreign tax differentials related to increased tax rates and the mix of earnings in higher tax rate jurisdictions.

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

Highlights
(All comparisons are against the same period in 2025 unless otherwise noted)

Three Months Ended June 30, 2026

•Reported Net sales of $920.6 million increased 6% overall and increased 5% organically*
•Reported diluted earnings per common share (“EPS”) attributable to IDEX of $1.93 increased 11%
•Adjusted diluted EPS attributable to IDEX* of $2.32 increased 12%
•Returned capital to shareholders in the form of $77.1 million of share repurchases and $53.9 million of dividends

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable U.S. GAAP financial measures under the heading “Non-GAAP Disclosures.”

During the second quarter of 2026, the Company delivered strong results. Higher than anticipated volumes continued in targeted advantaged markets, including data centers, semiconductor and space and defense, primarily within the Health & Science Technologies (“HST”) segment. The net impact of IEEPA tariff refunds (defined and described below) more than offset a challenging prior year price/cost comparison and contributed an $0.08 benefit to EPS.

Recent Developments

On February 20, 2026, the U. S. Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company collected substantially all of the anticipated refunds of previously paid IEEPA tariffs during the second quarter of 2026, resulting in a $22.0 million reduction of Cost of sales as well as a $14.7 million reduction of Net sales from expected customer rebates associated with the refunds.

In response to the U.S. Supreme Court ruling, the administration implemented new tariffs under alternative statutory authority and may continue implementing other additional tariffs. The tariffs enacted in 2025 and in the first quarter of 2026 did not have a material impact on the Company’s business or financial statements in the periods presented.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In millions, except per share amounts)	2026	2025	$	% / bps	2026	2025	$	% / bps
Domestic sales	$467.1	$435.8	$31.3	7%	$924.2	$855.2	$69.0	8%
International sales	453.5	429.6	23.9	6%	883.3	824.5	58.8	7%
Net sales	920.6	865.4	55.2	6%	1,807.5	1,679.7	127.8	8%
Cost of sales	493.8	473.2	20.6	4%	982.6	918.6	64.0	7%
Gross profit	426.8	392.2	34.6	9%	824.9	761.1	63.8	8%
Gross margin	46.3%	45.3%	n/a	100 bps	45.6%	45.3%	n/a	30 bps
Selling, general and administrative expenses	224.1	203.6	20.5	10%	442.4	413.0	29.4	7%
Restructuring expenses and asset impairments	2.8	0.7	2.1	300%	10.2	18.2	(8.0)	(44%)
Operating income	199.9	187.9	12.0	6%	372.3	329.9	42.4	13%
Other (income) expense – net	(1.3)	2.4	(3.7)	(154%)	(1.9)	3.8	(5.7)	(150%)
Interest expense – net	15.1	15.6	(0.5)	(3%)	31.1	31.7	(0.6)	(2%)
Income before income taxes	186.1	169.9	16.2	10%	343.1	294.4	48.7	17%
Provision for income taxes	42.7	38.8	3.9	10%	79.8	67.9	11.9	18%
Effective tax rate	23.0%	22.9%	n/a	10 bps	23.3%	23.1%	n/a	20 bps
Net income attributable to IDEX	$143.4	$131.6	$11.8	9%	$263.4	$227.1	$36.3	16%
Diluted earnings per common share attributable to IDEX	$1.93	$1.74	$0.19	11%	$3.54	$3.00	$0.54	18%
Net Sales

Net sales for the three and six months ended June 30, 2026 increased as compared to the same prior year periods primarily as a result of increased organic sales, as well as favorable impacts from foreign currency and contributions from acquisitions. Organic sales for the same periods both increased 5%, primarily driven by higher volumes in the HST segment, which were partially offset by lower volumes in the Company’s Fire & Safety/Diversified Products (“FSDP”) segment, while volumes in the Company’s Fluid & Metering Technologies (“FMT”) segment were reasonably flat in both periods. The increase in both periods also reflects positive price. Net sales for the three and six months ended June 30, 2026 included a $14.7 million reduction resulting from expected customer rebates associated with IEEPA tariff refunds.

Gross Profit and Gross Margin

Gross profit and Gross margin for the three and six months ended June 30, 2026 were positively impacted by volume leverage, net operational productivity improvements and positive price/cost. Positive price/cost was driven by the net benefit of IEEPA tariff refunds of $7.3 million, which benefited Gross margin for the three and six months ended June 30, 2026 by 150 basis points and 70 basis points, respectively, and more than offset a challenging prior year price/cost comparison. These improvements were partially offset by unfavorable mix. Gross profit for the three and six months ended June 30, 2026 also reflected favorable impacts from foreign currency.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three and six months ended June 30, 2026, reflecting a $2.8 million and $5.5 million increase from acquisitions, including amortization, respectively, as well as higher employee-related costs, including variable compensation, and increased professional services spending, partially offset by proceeds received related to legal settlements, as compared to the same prior year periods.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments for the three months ended June 30, 2026 primarily relate to severance costs that were incurred as a result of employee reductions. The six months ended June 30, 2026 also include asset impairments of $4.8 million related to intangible assets and property, plant and equipment within the Company’s FMT segment. Restructuring expenses and asset impairments for the three and six months ended June 30, 2025 primarily relate to severance costs that were incurred in conjunction with organizational changes.

Other (Income) Expense – Net

Other (income) expense – net during the three and six months ended June 30, 2026 reflects the impact of foreign currency transaction gains, while the three and six months ended June 30, 2025 reflects the impact of foreign currency transaction losses.

Interest Expense – Net

Interest expense – net for the three and six months ended June 30, 2026 decreased due to interest income of $0.6 million associated with IEEPA tariff refunds received.

Income Taxes

The effective tax rate was 23.0% and 23.3% for the three and six months ended June 30, 2026, respectively, reasonably consistent with 22.9% and 23.1% during the respective same periods in 2025. For additional information, refer to Note 15, “Income Taxes”, in the Notes to Condensed Consolidated Financial Statements.

Results of Reportable Business Segments

The Company has three reportable segments: Health & Science Technologies (“HST”), Fluid & Metering Technologies (“FMT”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, refer to Note 13, “Business Segments and Geographic Information,” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management’s measurements of segment performance are Net sales, Adjusted EBITDA and Adjusted EBITDA margin. See the section below titled “Non-GAAP Disclosures” for definitions of Adjusted EBITDA and Adjusted EBITDA margin.

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and six months ended June 30, 2026.

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	HST	FMT	FSDP	Total	HST	FMT	FSDP	Total
Net sales as a percent of total	45%	34%	21%	100%	45%	34%	21%	100%
Adjusted EBITDA(1)	42%	39%	19%	100%	41%	39%	20%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $26.2 million and $56.3 million for the three and six months ended June 30, 2026, respectively.

Health & Science Technologies Segment

	Three Months Ended June 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$186.0	$166.3	12%
International sales	229.0	199.0	15%
Net sales	$415.0	$365.3	14%	12%	2%	—%	14%
Adjusted EBITDA	119.3	95.0	26%	25%	—%	1%	26%
Adjusted EBITDA margin	28.7%	26.0%	270 bps	310 bps	(40) bps	— bps	270 bps

	Six Months Ended June 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$371.7	$321.4	16%
International sales	441.7	385.4	15%
Net sales	$813.4	$706.8	15%	11%	2%	2%	15%
Adjusted EBITDA	225.3	182.4	24%	22%	—%	2%	24%
Adjusted EBITDA margin	27.7%	25.8%	190 bps	240 bps	(50) bps	— bps	190 bps

(1) Acquisitions include Micro-LAM, Inc. acquired in July 2025.

•Organic sales for the three and six months ended June 30, 2026 reflect higher volumes primarily due to AI-driven demand for data center power and semiconductor markets, as well as strength in space and defense and positive price. Net sales for both the three and six months ended June 30, 2026 included a $9.3 million reduction resulting from expected customer rebates associated with IEEPA tariff refunds, which unfavorably impacted organic sales growth by 2% for both periods.

•Adjusted EBITDA margin for the three and six months ended June 30, 2026 increased primarily due to volume leverage. Higher variable compensation and the impact of acquisitions more than offset positive price/cost. Positive price/cost was driven by the net impact from IEEPA tariff refunds, which benefited Adjusted EBITDA margin for the three and six months ended June 30, 2026 by 90 basis points and 50 basis points, respectively. While mix had a favorable impact on Adjusted EBITDA margin for the three months ended June 30, 2026, mix negatively impacted Adjusted EBITDA margin for the six months ended June 30, 2026.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$183.7	$175.7	5%
International sales	133.4	135.2	(1%)
Net sales	$317.1	$310.9	2%	1%	—%	1%	2%
Adjusted EBITDA	110.3	108.7	1%	1%	—%	—%	1%
Adjusted EBITDA margin	34.8%	35.0%	(20) bps	(20) bps	— bps	— bps	(20) bps

	Six Months Ended June 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$359.4	$344.5	4%
International sales	259.2	256.9	1%
Net sales	$618.6	$601.4	3%	2%	—%	1%	3%
Adjusted EBITDA	209.0	204.0	2%	1%	—%	1%	2%
Adjusted EBITDA margin	33.8%	33.9%	(10) bps	(10) bps	— bps	— bps	(10) bps

•Organic sales for the three and six months ended June 30, 2026 reflect positive price. Volumes in both periods were reasonably flat with higher volumes in the Company’s businesses serving municipal water, semiconductor and mining markets offset by lower volumes in the Company’s businesses serving the energy, agriculture and chemical markets. Net sales for both for the three and six months ended June 30, 2026 included a $3.2 million reduction resulting from expected customer rebates associated with IEEPA tariff refunds, which unfavorably impacted organic sales growth by 2% for the three months ended June 30, 2026, but only had a minimal impact for the six months ended June 30, 2026.

•Adjusted EBITDA margin for the three and six months ended June 30, 2026 decreased due to unfavorable mix and higher variable compensation, the impacts of which were mostly mitigated by net productivity improvements and positive price/cost. Positive price/cost was driven by the net impact from IEEPA tariff refunds, which benefited Adjusted EBITDA margin for the three and six months ended June 30, 2026 by 180 basis points and 90 basis points, respectively, more than offsetting a challenging prior year price/cost comparison.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$97.4	$93.8	4%
International sales	92.5	97.7	(5%)
Net sales	$189.9	$191.5	(1%)	(1%)	—%	—%	(1%)
Adjusted EBITDA	54.9	56.4	(3%)	(3%)	—%	—%	(3%)
Adjusted EBITDA margin	28.9%	29.4%	(50) bps	(40) bps	— bps	(10) bps	(50) bps

	Six Months Ended June 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$193.1	$189.3	2%
International sales	185.1	186.5	(1%)
Net sales	$378.2	$375.8	1%	(1%)	—%	2%	1%
Adjusted EBITDA	110.7	110.6	—%	(1%)	—%	1%	—%
Adjusted EBITDA margin	29.3%	29.4%	(10) bps	(10) bps	— bps	— bps	(10) bps

•Organic sales for the three and six months ended June 30, 2026 reflect higher volumes in the Company’s BAND-IT business and positive price, which was more than offset by lower volumes in other FSDP businesses, resulting from the Company’s Fire & Safety businesses, driven by lower European rescue demand during the three months ended June 30, 2026 and the Company’s Dispensing businesses during six months ended June 30, 2026. Net sales also included a $2.2 million reduction resulting from expected customer rebates associated with IEEPA tariff refunds, which unfavorably impacted organic sales growth for both the three and six months ended June 30, 2026 by 1%.

•Adjusted EBITDA margin decreased for the three and six months ended June 30, 2026 primarily due to unfavorable mix and volume deleverage, partially offset by net productivity improvements and positive price/cost. Positive price/cost was driven by the net impact from IEEPA tariff refunds, which benefited Adjusted EBITDA margin for the three and six months ended June 30, 2026 by 120 basis points and 60 basis points, respectively, more than offsetting a challenging prior year price/cost comparison.

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

Select key liquidity metrics at June 30, 2026 are as follows:

(In millions)	June 30, 2026
Working capital	$1,191.7
Current ratio	3 to 1
Cash and cash equivalents	$621.3
Cash held outside of the United States	514.0
Revolving Facility capacity	$800.0
Borrowings	266.3
Letters of credit	4.1
Revolving Facility availability	$529.6

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of June 30, 2026 and December 31, 2025:

(In millions)	June 30, 2026	December 31, 2025	Change	Organic Change
Receivables – net	$547.8	$521.7	$26.1	$30.8
Inventories – net	520.3	479.4	40.9	45.8
Less: Trade accounts payable	233.7	224.7	9.0	11.1
Operating working capital	$834.4	$776.4	$58.0	$65.5

Acquisitions and foreign currency translation decreased Operating working capital by $7.5 million during the six months ended June 30, 2026. Apart from these items, the primary drivers of the change in Operating working capital were higher sales volumes and positive price leading to higher receivables and higher inventories, which increased to support planned production. The increase in Operating working capital was partly offset by expected customer rebates associated with IEEPA tariff refunds.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In millions)	2026	2025	Change
Net cash flows provided by (used in):
Operating activities	$303.7	$267.4	$36.3
Investing activities	(42.7)	(24.5)	(18.2)
Financing activities	(208.1)	(349.2)	141.1

Operating Activities

Cash provided by operating activities increased $36.3 million in the six months ended June 30, 2026 as compared to the prior year period. Improved operational results and cash received for IEEPA tariff refunds of $21.1 million was partially offset by higher operating working capital discussed above.

Investing Activities

Cash used in investing activities increased $18.2 million in the six months ended June 30, 2026 as compared to the prior year period reflecting a $11.6 million increase in capital expenditures and the absence of $4.2 million of funds received in connection with the finalization of the Mott purchase price in the prior year period.

Financing Activities

Cash used in financing activities decreased $141.1 million in the six months ended June 30, 2026 as compared to the prior year period. The six months ended June 30, 2026 included $84.4 million of higher net draws under the Revolving Facility and $10.8 million of higher proceeds from stock option exercises, net of shares withheld for taxes, partially offset by $53.4 million of higher share repurchases. The six months ended June 30, 2025 also included a $100.0 million payment on long-term borrowings that did not reoccur in the current year period.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows provided by operating activities	$303.7	$267.4
Less: capital expenditures	40.7	29.1
Free cash flow	$263.0	$238.3

Cash Requirements

Subsequent Share Repurchases

Subsequent to June 30, 2026, the Company repurchased 0.1 million shares at a cost of $21.7 million.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $40.7 million and $29.1 million in the first six months of 2026 and 2025, respectively.

Share Repurchases

During the six months ended June 30, 2026, the Company paid $153.4 million for share repurchases, comprised of $148.9 million for shares repurchased and settled during the period, $2.2 million for shares repurchased in December 2025 that settled in January 2026 and $2.3 million of excise taxes for shares repurchased in 2025. During the six months ended June 30, 2025, the Company paid $100.0 million for shares repurchased and settled during the period. As of June 30, 2026, the amount of share repurchase authorization remaining was $774.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $106.7 million during the six months ended June 30, 2026 compared with $105.9 million during the six months ended June 30, 2025.

Covenants

At June 30, 2026, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements. The key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 5.13% Senior Notes, are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2026, the Company’s interest coverage ratio was 14.17 to 1 for covenant calculation purposes and the leverage ratio was 1.87 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

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

Off-Balance Sheet Arrangements

The Company had $27.9 million of letters of credit as of June 30, 2026, primarily issued as security for insurance and other performance obligations. Of the $27.9 million of letters of credit, only $4.1 million reduced the Company’s borrowing capacity under the Revolving Facility as of June 30, 2026.

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

Non-GAAP Disclosures

The Company prepares its financial statements in accordance with U.S. GAAP. To supplement its U.S. GAAP financial results, the Company presents certain non-GAAP financial measures. Management uses these non-GAAP measures to evaluate operating performance, assess trends, allocate resources and support financial and operational decision-making. Management believes these measures provide investors with additional insight into the Company’s ongoing business performance and enhance comparability across reporting periods by excluding the impact of items that management does not consider reflective of ongoing operations.

Management uses Adjusted EBITDA as its measure of segment performance. Management believes it is a useful indicator of the strength and performance of the Company and its segments’ ongoing business operations as well as a way for investors to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that Adjusted EBITDA margin is useful for the same reason as Adjusted EBITDA. The definition of Adjusted EBITDA used here may differ from that used by other companies.

The Company defines its non-GAAP measures below and presents reconciliations of these non-GAAP measures to their most directly comparable U.S. GAAP measures in the tables that follow. There were no adjustments to U.S. GAAP financial performance metrics other than the items noted below.

•Organic sales are calculated as Net sales excluding amounts from acquired or divested businesses during the first twelve months of ownership or prior to divestiture and excluding the impact of foreign currency translation.
•Adjusted gross profit is calculated as Gross profit, adjusted to exclude the impact of fair value inventory step-up charges and restructuring-related charges.
•Adjusted gross margin is calculated as Adjusted gross profit divided by Net sales.
•Adjusted net income attributable to IDEX is calculated as Net income attributable to IDEX, adjusted to exclude the impact of Restructuring expenses and asset impairments and other restructuring-related charges, acquisition-related intangible asset amortization and legal settlements and contingencies, all net of the statutory tax expense or benefit.
•Adjusted diluted EPS attributable to IDEX is calculated as Adjusted net income attributable to IDEX divided by the diluted weighted average shares outstanding.
•Consolidated Adjusted EBITDA is calculated as consolidated earnings before interest expense - net, income taxes, depreciation and amortization, or consolidated EBITDA, adjusted to exclude the impact of Restructuring expenses and asset impairments and other restructuring-related charges and legal settlements and contingencies.
•Consolidated Adjusted EBITDA margin is calculated as Consolidated Adjusted EBITDA divided by Net sales.
•Free cash flow is calculated as cash flows from operating activities less capital expenditures. This non-GAAP measure is discussed and reconciled to its most directly comparable U.S. GAAP measure in the section above titled “Free Cash Flow.”

The non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures prepared in accordance with U.S. GAAP and the reconciliations from those results should be carefully evaluated. Due to rounding, numbers presented throughout this and other documents may not add up or recalculate precisely.

Table 1. Reconciliations of the Change in Net Sales to Change in Organic Sales

	HST	FMT	FSDP	IDEX
	Three Months Ended June 30, 2026
Change in net sales	14%	2%	(1%)	6%
Less:
Net impact from acquisitions/divestitures(1)	2%	—%	—%	1%
Impact from foreign currency(2)	—%	1%	—%	—%
Change in organic sales	12%	1%	(1%)	5%

	Six Months Ended June 30, 2026
Change in net sales	15%	3%	1%	8%
Less:
Net impact from acquisitions/divestitures(1)	2%	—%	—%	1%
Impact from foreign currency(2)	2%	1%	2%	2%
Change in organic sales	11%	2%	(1%)	5%

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

Table 2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$426.8	$392.2	$824.9	$761.1
Restructuring-related charges(1)	0.5	—	0.5	—
Adjusted gross profit	$427.3	$392.2	$825.4	$761.1

Net sales	$920.6	$865.4	$1,807.5	$1,679.7

Gross margin	46.3%	45.3%	45.6%	45.3%
Adjusted gross margin	46.4%	45.3%	45.7%	45.3%

(1) Restructuring-related charges represent accelerated depreciation related to the anticipated closure of a facility in the HST segment.

Table 3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported net income attributable to IDEX	$143.4	$131.6	$263.4	$227.1
Restructuring expenses and asset impairments and other restructuring-related charges(1)	3.3	0.4	10.7	17.9
Tax impact on restructuring expenses and asset impairments and other restructuring-related charges	(0.8)	(0.2)	(2.5)	(4.3)
Legal settlements and contingencies(2)	0.9	—	(2.8)	—
Tax impact on legal settlements and contingencies	0.3	—	1.1	—
Acquisition-related intangible asset amortization	33.2	32.0	67.0	63.5
Tax impact on acquisition-related intangible asset amortization	(7.9)	(7.3)	(15.9)	(14.7)
Adjusted net income attributable to IDEX	$172.4	$156.5	$321.0	$289.5

Reported diluted EPS attributable to IDEX	$1.93	$1.74	$3.54	$3.00
Restructuring expenses and asset impairments and other restructuring-related charges(1)	0.05	0.01	0.15	0.24
Tax impact on restructuring expenses and asset impairments and other restructuring-related charges	(0.01)	—	(0.03)	(0.06)
Legal settlements and contingencies(2)	0.01	—	(0.04)	—
Tax impact on legal settlements and contingencies	—	—	0.01	—
Acquisition-related intangible asset amortization	0.45	0.42	0.90	0.83
Tax impact on acquisition-related intangible asset amortization	(0.11)	(0.10)	(0.21)	(0.19)
Adjusted diluted EPS attributable to IDEX	$2.32	$2.07	$4.32	$3.82

Diluted weighted average shares outstanding	74.2	75.5	74.3	75.7

(1) Restructuring expenses and asset impairments and other restructuring-related charges consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring expenses and asset impairments	$2.8	$0.7	$10.2	$18.2
Less: Restructuring expenses and asset impairments attributable to noncontrolling interest(a)	—	(0.3)	—	(0.3)
Other restructuring-related charges(b)	0.5	—	0.5	—
Restructuring expenses and asset impairments and other restructuring-related charges	$3.3	$0.4	$10.7	$17.9

(a) Restructuring expenses and asset impairments recorded during the three and six months ended June 30, 2025, respectively, included charges of $0.6 million recognized by the Company’s joint venture, $0.3 million of which was attributable to noncontrolling interest.

(b) Other restructuring-related charges represent accelerated depreciation related to the anticipated closure of a facility in the HST segment.

(2) Legal settlements and contingencies represent settlement funds received in excess of legal costs incurred related to a patent infringement lawsuit within the FMT segment and a class action lawsuit at Corporate, net of estimated settlement costs related to certain legal matters within the HST segment.

Table 4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported net income	$143.4	$131.1	$263.3	$226.5
Provision for income taxes	42.7	38.8	79.8	67.9
Interest expense – net	15.1	15.6	31.1	31.7
Depreciation(1)	20.2	19.0	40.1	37.4
Amortization	33.2	32.0	67.0	63.5
Restructuring expenses and asset impairments	2.8	0.7	10.2	18.2
Legal settlements and contingencies(2)	0.9	—	(2.8)	—
Adjusted EBITDA	$258.3	$237.2	$488.7	$445.2

Adjusted EBITDA Components
HST	$119.3	$95.0	$225.3	$182.4
FMT	110.3	108.7	209.0	204.0
FSDP	54.9	56.4	110.7	110.6
Corporate and other	(26.2)	(22.9)	(56.3)	(51.8)
Total Adjusted EBITDA	$258.3	$237.2	$488.7	$445.2

Net sales	$920.6	$865.4	$1,807.5	$1,679.7

Net income margin	15.6%	15.1%	14.6%	13.5%
Adjusted EBITDA margin	28.1%	27.4%	27.0%	26.5%

(1) Depreciation includes accelerated depreciation related to the anticipated closure of a facility in the HST segment, which was included in Restructuring-related charges in Table 2 and in Restructuring expenses and asset impairments and other restructuring-related charges in Table 3 above.

(2) Legal settlements and contingencies represent settlement funds received in excess of legal costs incurred related to a patent infringement lawsuit within the FMT segment and a class action lawsuit at Corporate, net of estimated settlement costs related to certain legal matters within the HST segment.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2026 to April 30, 2026	121,708	$202.91	121,708	$824,993,120
May 1, 2026 to May 31, 2026	112,969	211.55	112,969	801,094,061
June 1, 2026 to June 30, 2026	119,746	220.50	119,746	774,689,676
Total	354,423	$211.61	354,423	$774,689,676

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
Date: July 29, 2026