Form 10-Q
period 2026-09-30
IDEX CORP /DE/
filed 2026-10-28
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from _____to _____
Commission File Number: 1-10235
IDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (847) 498-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 23, 2026: 73,452,801.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$951.7	$878.7	$2,759.2	$2,558.4
Cost of sales	522.2	488.1	1,504.8	1,406.7
Gross profit	429.5	390.6	1,254.4	1,151.7
Selling, general and administrative expenses	218.1	204.7	660.5	617.7
Restructuring expenses and asset impairments	3.4	0.1	13.6	18.3
Operating income	208.0	185.8	580.3	515.7
Other (income) expense – net	(0.1)	(1.2)	(2.0)	2.6
Interest expense – net	15.4	16.5	46.5	48.2
Income before income taxes	192.7	170.5	535.8	464.9
Provision for income taxes	48.7	42.8	128.5	110.7
Net income	144.0	127.7	407.3	354.2
Net loss attributable to noncontrolling interest	0.1	0.1	0.2	0.7
Net income attributable to IDEX	$144.1	$127.8	$407.5	$354.9

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.95	$1.70	$5.50	$4.70
Diluted earnings per common share attributable to IDEX	$1.95	$1.70	$5.49	$4.70

Share data:
Basic weighted average common shares outstanding	73.7	75.1	74.0	75.4
Diluted weighted average common shares outstanding	74.0	75.2	74.2	75.5

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$144.0	$127.7	$407.3	$354.2
Other comprehensive (loss) income:
Pension and other postretirement adjustments, net of tax	(0.2)	(0.1)	(0.5)	(0.5)
Cumulative translation adjustment	(16.7)	(2.8)	(72.4)	176.7
Other comprehensive (loss) income, net of tax	(16.9)	(2.9)	(72.9)	176.2
Comprehensive income	127.1	124.8	334.4	530.4
Comprehensive loss attributable to noncontrolling interest	0.1	0.1	0.2	0.7
Comprehensive income attributable to IDEX	$127.2	$124.9	$334.6	$531.1
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$602.1	$580.0
Receivables – net	548.6	521.7
Inventories – net	529.1	479.4
Other current assets	86.7	62.1
Total current assets	1,766.5	1,643.2
Property, plant and equipment – net of accumulated depreciation of $702.9 and $654.3 at September 30, 2026 and December 31, 2025, respectively	466.9	468.0
Goodwill	3,371.9	3,414.5
Intangible assets – net	1,129.0	1,247.4
Other noncurrent assets	144.5	153.9
Total assets	$6,878.8	$6,927.0
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$238.3	$224.7
Accrued expenses	343.4	297.0
Current portion of long-term borrowings	0.4	0.7
Dividends payable	53.8	53.0
Total current liabilities	635.9	575.4
Long-term borrowings – net	1,751.1	1,820.1
Deferred income taxes	296.1	303.0
Other noncurrent liabilities	180.7	202.3
Total liabilities	2,863.8	2,900.8
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock:
Authorized: 5.0 million shares, $0.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150.0 million shares, $0.01 per share par value
Issued: 90.1 million shares at both September 30, 2026 and December 31, 2025	0.9	0.9
Treasury stock at cost: 16.4 million shares at September 30, 2026 and 15.5 million shares at December 31, 2025	(1,596.5)	(1,423.2)
Additional paid-in capital	881.7	892.1
Retained earnings	4,745.7	4,500.1
Accumulated other comprehensive (loss) income	(15.3)	57.6
Total shareholders’ equity	4,016.5	4,027.5
Noncontrolling interest	(1.5)	(1.3)
Total equity	4,015.0	4,026.2
Total liabilities and equity	$6,878.8	$6,927.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(unaudited)

	Common Stock Shares	Common Stock and Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Three Months Ended September 30, 2026
Balance, June 30, 2026	90.1	$876.1	16.1	$(1,525.1)	$1.6	$4,655.4	$4,008.0	$(1.4)	$4,006.6
Net income (loss)	—	—	—	—	—	144.1	144.1	(0.1)	144.0
Other comprehensive loss (net of tax of $—)	—	—	—	—	(16.9)	—	(16.9)	—	(16.9)
Net issuance of shares of treasury stock (net of tax withholdings of $1.7)	—	0.8	(0.1)	4.3	—	—	5.1	—	5.1
Repurchases of common stock (including excise tax of $0.7)	—	—	0.4	(75.7)	—	—	(75.7)	—	(75.7)
Share-based compensation	—	5.7	—	—	—	—	5.7	—	5.7
Cash dividends declared - $0.73 per common share	—	—	—	—	—	(53.8)	(53.8)	—	(53.8)
Balance, September 30, 2026	90.1	$882.6	16.4	$(1,596.5)	$(15.3)	$4,745.7	$4,016.5	$(1.5)	$4,015.0

Nine Months Ended September 30, 2026
Balance, December 31, 2025	90.1	$893.0	15.5	$(1,423.2)	$57.6	$4,500.1	$4,027.5	$(1.3)	$4,026.2
Net income (loss)	—	—	—	—	—	407.5	407.5	(0.2)	407.3
Other comprehensive loss (net of tax of $0.1)	—	—	—	—	(72.9)	—	(72.9)	—	(72.9)
Net issuance of shares of treasury stock (net of tax withholdings of $3.1)	—	(38.0)	(0.2)	53.7	—	—	15.7	—	15.7
Repurchases of common stock (including excise tax of $1.9)	—	—	1.1	(227.0)	—	—	(227.0)	—	(227.0)
Share-based compensation	—	27.6	—	—	—	—	27.6	—	27.6
Cash dividends declared - $2.19 per common share	—	—	—	—	—	(161.9)	(161.9)	—	(161.9)
Balance, September 30, 2026	90.1	$882.6	16.4	$(1,596.5)	$(15.3)	$4,745.7	$4,016.5	$(1.5)	$4,015.0

Three Months Ended September 30, 2025
Balance, June 30, 2025	90.1	$884.5	14.7	$(1,271.4)	$48.2	$4,350.3	$4,011.6	$(1.2)	$4,010.4
Net income (loss)	—	—	—	—	—	127.8	127.8	(0.1)	127.7
Other comprehensive loss (net of tax $0.1)	—	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Net issuance of shares of treasury stock (net of tax withholdings of $1.4)	—	—	(0.1)	(1.0)	—		(1.0)	—	(1.0)
Repurchases of common stock (including excise tax of $0.7)	—	—	0.5	(75.7)	—	—	(75.7)	—	(75.7)
Share-based compensation	—	4.9		—	—	—	4.9	—	4.9
Cash dividends declared - $0.71 per common share	—	—	—	—	—	(53.3)	(53.3)	—	(53.3)
Balance, September 30, 2025	90.1	$889.4	15.1	$(1,348.1)	$45.3	$4,424.8	$4,011.4	$(1.3)	$4,010.1

Nine Months Ended September 30, 2025
Balance, December 31, 2024	90.1	$865.7	14.2	$(1,170.3)	$(130.9)	$4,230.2	$3,794.7	$(0.6)	$3,794.1
Net income (loss)	—	—	—	—	—	354.9	354.9	(0.7)	354.2
Other comprehensive income (net of tax of $0.2)	—	—	—	—	176.2	—	176.2	—	176.2
Net issuance of shares of treasury stock (net of tax withholdings of $4.1)	—	—	(0.1)	(1.2)	—	—	(1.2)	—	(1.2)
Repurchases of common stock (including excise tax of $1.6)	—	—	1.0	(176.6)	—	—	(176.6)		(176.6)
Share-based compensation	—	23.7	—	—	—	—	23.7	—	23.7
Cash dividends declared - $2.13 per common share	—	—	—	—	—	(160.3)	(160.3)	—	(160.3)
Balance, September 30, 2025	90.1	$889.4	15.1	$(1,348.1)	$45.3	$4,424.8	$4,011.4	$(1.3)	$4,010.1

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$407.3	$354.2
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset impairments	4.8	0.7
Depreciation	60.9	56.5
Amortization of intangible assets	99.6	96.5
Share-based compensation expense	27.6	23.7
Deferred income taxes	(1.8)	(1.0)
Changes in (net of the effect from acquisitions/divestitures and foreign currency translation):
Receivables – net	(32.5)	(20.2)
Inventories – net	(55.6)	(49.4)
Other current assets	(23.9)	(1.4)
Trade accounts payable	15.0	(1.1)
Deferred revenue	3.5	(1.1)
Accrued expenses	37.3	10.4
Other – net	1.0	3.1
Net cash flows provided by operating activities	543.2	470.9
Cash flows from investing activities
Capital expenditures	(65.9)	(43.9)
Acquisition of business, net of cash acquired	—	(76.5)
Other – net	(1.8)	0.4
Net cash flows used in investing activities	(67.7)	(120.0)
Cash flows from financing activities
Borrowings under revolving credit facilities	260.0	197.0
Payments under revolving credit facilities	(325.9)	(185.8)
Payment of long-term borrowings	—	(100.0)
Debt issuance costs	(2.0)	—
Cash dividends paid to shareholders	(160.7)	(159.4)
Proceeds (payments) from share issuances, net of shares withheld for taxes	15.7	(1.2)
Repurchases of common stock	(228.0)	(175.0)
Other – net	(0.5)	(0.5)
Net cash flows used in financing activities	(441.4)	(424.9)
Effect of exchange rate changes on cash and cash equivalents	(12.9)	34.8
Net increase (decrease) in cash and cash equivalents and restricted cash	21.2	(39.2)
Cash and cash equivalents and restricted cash at beginning of year	585.9	638.9
Cash and cash equivalents and restricted cash at end of period	$607.1	$599.7

Supplemental cash flow information
Cash paid for:
Interest	$49.4	$52.1
Income taxes – net	128.7	103.3

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes a model for the recognition, measurement, presentation and disclosure of environmental credits and compliance obligations that may be settled by using environmental credits. ASU 2026-02 is effective for annual and interim periods beginning after December 15, 2027. Adoption of this ASU should be applied retrospectively via a cumulative-effect adjustment to beginning retained earnings. Prior periods will not be adjusted. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Condensed Consolidated Financial Statements and disclosures.

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

2025 Acquisitions

Micro-LAM, Inc.

On July 29, 2025, the Company acquired Micro-LAM, Inc. (“Micro-LAM”) in a stock acquisition. Micro-LAM is an advanced optics manufacturer of laser-assisted machining, ultra-precision diamond tools and custom optics that is complementary to the Company’s Optics Technologies solutions. Headquartered in Portage, Michigan, Micro-LAM operates in the Company’s Scientific Fluidics & Optics reporting unit within the Health & Science Technologies segment. Micro-LAM was acquired for cash consideration of $80.4 million, net of cash acquired of $0.3 million, plus a potential earnout of up to $12.0 million of additional cash consideration based upon the achievement of certain financial performance targets over a two-year period. Total consideration of $81.6 million includes the fair value of the potential earnout as of the acquisition date of $1.2 million. For additional discussion of the earnout valuation, refer to Note 9, “Fair Value Measurements.” The acquisition was funded using additional borrowings under the Company’s Revolving Facility (as defined in Note 8, “Borrowings”). Goodwill and intangible assets recognized as part of this transaction were $37.5 million and $44.6 million, respectively. The goodwill is not deductible for tax purposes.

As of September 30, 2026, the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$7.3
Property, plant and equipment	8.0
Goodwill	37.5
Intangible assets	44.6
Other noncurrent assets	2.9
Total assets acquired	100.3
Current liabilities	(6.3)
Deferred income taxes	(9.8)
Other noncurrent liabilities	(2.6)
Net assets acquired(1)	$81.6

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

Acquisition-Related Costs

The Company incurred acquisition-related costs related to completed, pending and potential transactions, including those that ultimately were not completed during the three and nine months ended September 30, 2026 and 2025. These costs were recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income. The Company also incurred fair value inventory step-up charges associated with completed acquisitions. These costs were recorded in Cost of sales in the Company’s Condensed Consolidated Statements of Income. A summary of the acquisition costs and the fair value inventory step-up charges recorded in the three and nine months ended September 30, 2026 and 2025 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acquisition costs	$0.4	$1.9	$1.3	$4.2
Fair value inventory step-up charges	—	0.6	—	0.6

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

	Three Months Ended September 30, 2026
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$432.5	$327.8	$191.4	$951.7	$—	$951.7
Intersegment sales	1.0	0.1	0.1	1.2	(1.2)	—
Net sales	433.5	327.9	191.5	952.9	(1.2)	951.7
Adjusted segment cost of sales(1)	(247.4)	(167.9)	(107.4)	(522.7)	1.2	(521.5)
Other segment expenses(2)	(61.3)	(49.0)	(29.6)	(139.9)
Segment Adjusted EBITDA	$124.8	$111.0	$54.5	$290.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$380.1	$316.8	$181.8	$878.7	$—	$878.7
Intersegment sales	0.9	0.3	0.1	1.3	(1.3)	—
Net sales	381.0	317.1	181.9	880.0	(1.3)	878.7
Adjusted segment cost of sales(1)	(223.3)	(161.8)	(103.7)	(488.8)	1.3	(487.5)
Other segment expenses(2)	(52.3)	(48.5)	(28.9)	(129.7)
Segment Adjusted EBITDA	$105.4	$106.8	$49.3	$261.5

	Nine Months Ended September 30, 2026
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,243.9	$945.8	$569.5	$2,759.2	$—	$2,759.2
Intersegment sales	3.0	0.7	0.2	3.9	(3.9)	—
Net sales	1,246.9	946.5	569.7	2,763.1	(3.9)	2,759.2
Adjusted segment cost of sales(1)	(714.4)	(479.7)	(313.4)	(1,507.5)	3.9	(1,503.6)
Other segment expenses(2)	(182.4)	(146.8)	(91.1)	(420.3)
Segment Adjusted EBITDA	$350.1	$320.0	$165.2	$835.3

	Nine Months Ended September 30, 2025
	HST	FMT	FSDP	Total Segments	Eliminations	IDEX
NET SALES
External customers	$1,084.1	$917.5	$556.8	$2,558.4	$—	$2,558.4
Intersegment sales	3.7	1.0	0.9	5.6	(5.6)	—
Net sales	1,087.8	918.5	557.7	2,564.0	(5.6)	2,558.4
Adjusted segment cost of sales(1)	(641.5)	(461.1)	(309.1)	(1,411.7)	5.6	(1,406.1)
Other segment expenses(2)	(158.5)	(146.6)	(88.7)	(393.8)
Segment Adjusted EBITDA	$287.8	$310.8	$159.9	$758.5
(1) Adjusted segment cost of sales represents Cost of sales excluding fair value inventory step-up charges and restructuring-related charges. Restructuring-related charges of $0.8 million and $1.3 million represent costs incurred related to the anticipated closure of a facility in the HST segment, including accelerated depreciation of $0.7 million and $1.2 million, during the three and nine months ended September 30, 2026, respectively. There were no restructuring-related charges during the three and nine months ended September 30, 2025. There were no step-up charges during the three and nine months ended September 30, 2026. There were step-up charges of $0.6 million during the three and nine months ended September 30, 2025 recorded within the HST segment.

(2) Other segment expenses consists primarily of selling, general and administrative expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ADJUSTED EBITDA
Health & Science Technologies	$124.8	$105.4	$350.1	$287.8
Fluid & Metering Technologies	111.0	106.8	320.0	310.8
Fire & Safety/Diversified Products	54.5	49.3	165.2	159.9
Segment Adjusted EBITDA	290.3	261.5	835.3	758.5
Corporate and other(1)	(25.5)	(21.7)	(81.8)	(73.5)
Interest expense – net	(15.4)	(16.5)	(46.5)	(48.2)
Depreciation(2)	(20.8)	(19.1)	(60.9)	(56.5)
Amortization of intangible assets	(32.6)	(33.0)	(99.6)	(96.5)
Fair value inventory step-up charges	—	(0.6)	—	(0.6)
Restructuring expenses and asset impairments and other restructuring-related charges	(3.5)	(0.1)	(13.7)	(18.3)
Legal settlements and contingencies(3)	0.2	—	3.0	—
Income before income taxes	$192.7	$170.5	$535.8	$464.9

(1) Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder are included in Corporate and other.

(2) Depreciation includes accelerated depreciation of $0.7 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, related to the anticipated closure of a facility in the HST segment.

(3) Legal settlements and contingencies include legal settlement funds received, net of associated legal costs incurred.

	September 30, 2026	December 31, 2025
ASSETS
Health & Science Technologies	$4,234.8	$4,301.1
Fluid & Metering Technologies	1,672.1	1,694.4
Fire & Safety/Diversified Products	847.5	825.2
Total Segments	6,754.4	6,820.7
Corporate and other	124.4	106.3
Total assets	$6,878.8	$6,927.0

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by reporting unit for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Scientific Fluidics & Optics	$240.1	$220.0	$687.5	$623.0
Performance Pneumatic Technologies	92.3	64.9	253.6	189.0
Sealing Solutions	72.2	63.7	213.7	185.6
Material Processing Technologies	28.9	32.4	92.1	90.2
Intersegment elimination	(1.0)	(0.9)	(3.0)	(3.7)
Health & Science Technologies	432.5	380.1	1,243.9	1,084.1
Pumps	111.2	106.0	330.2	320.9
Water	100.3	91.0	287.8	259.7
Energy	55.0	55.0	154.1	157.3
Agriculture	36.2	37.1	105.1	106.2
Valves	25.2	28.0	69.3	74.4
Intersegment elimination	(0.1)	(0.3)	(0.7)	(1.0)
Fluid & Metering Technologies	327.8	316.8	945.8	917.5
Fire & Safety	124.4	118.8	369.3	353.4
Dispensing	32.4	32.8	101.9	113.7
BAND-IT	34.7	30.3	98.5	90.6
Intersegment elimination	(0.1)	(0.1)	(0.2)	(0.9)
Fire & Safety/Diversified Products	191.4	181.8	569.5	556.8
Net sales	$951.7	$878.7	$2,759.2	$2,558.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30, 2026
	HST	FMT	FSDP	IDEX
U.S.	$184.2	$186.4	$102.9	$473.5
North America, excluding U.S.	6.1	16.6	8.3	31.0
Europe	126.6	51.7	46.2	224.5
Asia	104.0	47.7	26.6	178.3
Other(1)	12.6	25.5	7.5	45.6
Intersegment elimination	(1.0)	(0.1)	(0.1)	(1.2)
Net sales	$432.5	$327.8	$191.4	$951.7

	Three Months Ended September 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$184.1	$180.5	$94.6	$459.2
North America, excluding U.S.	7.3	17.8	8.2	33.3
Europe	112.3	50.4	45.5	208.2
Asia	68.5	44.4	24.7	137.6
Other(1)	8.8	24.0	8.9	41.7
Intersegment elimination	(0.9)	(0.3)	(0.1)	(1.3)
Net sales	$380.1	$316.8	$181.8	$878.7

	Nine Months Ended September 30, 2026
	HST	FMT	FSDP	IDEX
U.S.	$555.9	$545.8	$296.0	$1,397.7
North America, excluding U.S.	19.5	47.6	24.2	91.3
Europe	376.0	155.5	140.2	671.7
Asia	259.9	127.7	82.6	470.2
Other(1)	35.6	69.9	26.7	132.2
Intersegment elimination	(3.0)	(0.7)	(0.2)	(3.9)
Net sales	$1,243.9	$945.8	$569.5	$2,759.2

	Nine Months Ended September 30, 2025
	HST	FMT	FSDP	IDEX
U.S.	$505.5	$525.0	$283.9	$1,314.4
North America, excluding U.S.	17.2	52.2	24.2	93.6
Europe	330.5	150.4	140.4	621.3
Asia	209.7	120.5	85.2	415.4
Other(1)	24.9	70.4	24.0	119.3
Intersegment elimination	(3.7)	(1.0)	(0.9)	(5.6)
Net sales	$1,084.1	$917.5	$556.8	$2,558.4

(1) Other includes: South America, Middle East, Australia and Africa.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time comprised approximately 95% of the Company’s revenue and over time comprised approximately 5% of the Company’s revenue for both the three and nine months ended September 30, 2026 and 2025.

Contract Assets and Liabilities

The timing of billings and cash collections can result in customer receivables, billings in excess of revenue recognized, advance payments or deposits. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables – net on the Condensed Consolidated Balance Sheets.

The composition of customer receivables was as follows:

	September 30, 2026	December 31, 2025
Billed receivables	$503.4	$477.1
Unbilled receivables	39.2	34.8
Total customer receivables	$542.6	$511.9

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

The composition of deferred revenue was as follows:

	September 30, 2026	December 31, 2025
Deferred revenue – current	$58.0	$45.8
Deferred revenue – noncurrent	12.7	22.0
Total deferred revenue	$70.7	$67.8

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	73.7	75.1	74.0	75.4
Dilutive effect of restricted stock, performance share units and stock options	0.3	0.1	0.2	0.1
Diluted weighted average common shares outstanding	74.0	75.2	74.2	75.5

Share-based payment awards of approximately 0.3 million and 0.9 million shares of common stock for the three months ended September 30, 2026 and 2025, respectively, and 0.4 million and 0.8 million shares of common stock for the nine months ended September 30, 2026 and 2025, respectively, were not included in the computation of Diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

6.    Balance Sheet Components

Balance Sheet Components

The following table presents additional information regarding certain balance sheet components as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
RECEIVABLES – NET
Customers	$542.6	$511.9
Other	21.2	19.2
Total	563.8	531.1
Less: allowance for credit losses, estimated returns and other reserves(1)	15.2	9.4
Receivables – net	$548.6	$521.7
INVENTORIES – NET
Raw materials and component parts	$332.6	$316.1
Work in process	70.2	47.7
Finished goods	126.3	115.6
Inventories – net	$529.1	$479.4
ACCRUED EXPENSES
Payroll and related items	$121.4	$112.2
Management incentive compensation	26.3	19.1
Income taxes payable	20.2	14.0
Warranty	12.2	14.4
Deferred revenue	58.0	45.8
Lease liability	27.2	27.8
Restructuring	3.2	3.0
Accrued interest	14.3	11.7
Other	60.6	49.0
Accrued expenses	$343.4	$297.0

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) The allowance for credit losses, estimated returns and other reserves as of September 30, 2026 includes expected customer rebates associated with the International Emergency Economic Powers Act tariff refunds recorded during the nine months ended September 30, 2026.

Cash, Cash Equivalents and Restricted Cash

The Company has restricted cash primarily related to certain letters of credit, funds held in escrow in connection with a business acquisition and funds restricted in connection with a legal matter. The following table presents a reconciliation of Cash and cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$602.1	$580.0	$593.8	$620.8
Restricted cash(1)	4.2	3.0	3.0	18.1
Long-term restricted cash(2)	0.8	2.9	2.9	—
Total cash, cash equivalents and restricted cash	$607.1	$585.9	$599.7	$638.9

(1) Restricted cash has been included in Other current assets in the Condensed Consolidated Balance Sheets for all periods disclosed.
(2) Long-term restricted cash has been included in Other noncurrent assets in the Condensed Consolidated Balance Sheets for all periods disclosed.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026, by reportable business segment, were as follows:

	HST	FMT	FSDP	IDEX
Goodwill	$2,406.5	$801.7	$406.9	$3,615.1
Accumulated goodwill impairment losses	(149.8)	(20.7)	(30.1)	(200.6)
Balance at January 1, 2026	2,256.7	781.0	376.8	3,414.5
Foreign currency translation	(33.0)	(5.3)	(4.8)	(43.1)
Measurement period adjustments	0.5	—	—	0.5
Balance at September 30, 2026	$2,224.2	$775.7	$372.0	$3,371.9

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Trade names(1)	$193.7	$(69.5)	$124.2	$209.7	$(71.4)	$138.3
Customer relationships(1)	1,090.2	(400.3)	689.9	1,148.4	(380.9)	767.5
Technology	336.8	(119.2)	217.6	344.3	(102.3)	242.0
Software	15.8	(9.4)	6.4	16.0	(7.3)	8.7
Total amortized intangible assets	1,636.5	(598.4)	1,038.1	1,718.4	(561.9)	1,156.5
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1	62.1	—	62.1
Akron Brass trade name	28.8	—	28.8	28.8	—	28.8
Total intangible assets	$1,727.4	$(598.4)	$1,129.0	$1,809.3	$(561.9)	$1,247.4
(1) During the first nine months of 2026, the Company recognized impairment charges of $1.1 million and $3.2 million related to trade names and customer relationships, respectively, in the Company’s FMT segment. The impairment charges are reflected in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2026.

There have been no events or circumstances since the last annual goodwill and indefinite-lived intangible asset impairment assessment date, October 31, 2025, that would have required an interim impairment test.

Amortization of intangible assets was $32.6 million and $99.6 million for the three and nine months ended September 30, 2026, respectively, and $33.0 million and $96.5 million for the three and nine months ended September 30, 2025, respectively. Based on the intangible asset balances as of September 30, 2026, expected amortization expense for the remaining three months of 2026 and for the years 2027 through 2030 is as follows:

Estimated Amortization
Remainder of 2026	$32.0
2027	125.9
2028	123.0
2029	113.2
2030	104.7

8.   Borrowings

Borrowings at September 30, 2026 and December 31, 2025 consisted of the following:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
5.13% Senior Notes, due June 2028 (the “5.13% Senior Notes”)	$100.0	$100.0
4.950% Senior Notes, due September 2029 (the “4.950% Senior Notes”)	500.0	500.0
3.00% Senior Notes, due May 2030 (the “3.00% Senior Notes”)	500.0	500.0
2.625% Senior Notes, due June 2031 (the “2.625% Senior Notes”)	500.0	500.0
$800.0 million Revolving Facility, due September 2031 (the “Revolving Facility”)(1)	158.5	228.8
Other borrowings	0.5	1.0
Total borrowings	1,759.0	1,829.8
Less: current portion	0.4	0.7
Less: unamortized debt issuance costs and discount on debt	7.5	9.0
Long-term borrowings	$1,751.1	$1,820.1

(1) At September 30, 2026, there was $158.5 million outstanding under the Revolving Facility and $3.8 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of approximately $637.7 million. During the nine months ended September 30, 2026, the Company drew down an aggregate amount of $260.0 million under the Revolving Facility, which was used for general corporate purposes, including to finance share repurchases. The Company repaid $325.9 million under the Revolving Facility during the nine months ended September 30, 2026. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 4.14% and 3.89% for the three and nine months ended September 30, 2026, respectively, and 3.55% for the year ended December 31, 2025.

Revolving Facility

On September 3, 2026, the Company entered into a second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swingline lender and an issuer of letters of credit, and other agents party thereto. The Credit Agreement consists of a revolving credit facility in an aggregate principal amount of $800 million with a final maturity date of September 3, 2031. The maturity date may be extended twice under certain conditions, each for an additional one-year term. Up to $100 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swingline loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries and financing of acquisitions. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Revolving Facility. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or Term SOFR (or appropriate alternative currency reference rates) plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.30%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of Term SOFR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

The Credit Agreement requires payment to the lenders of a facility fee based upon the amount of the lenders’ commitments under the credit facility from time to time, equal to the applicable facility rate times the actual daily amount of the Revolving Facility. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the credit facility are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.

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

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.9	$—	$—	$10.9
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds held in nonqualified SERP(1)	$10.8	$—	$—	$10.8
Liabilities
Contingent consideration(2)	—	—	1.2	1.2

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. The SERP investment assets and liability are included in Other noncurrent assets and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(2) In connection with the acquisition of Micro-LAM, the Company entered into an earnout agreement that may require the Company to make future cash consideration payments of up to $12.0 million based upon the achievement of certain financial performance targets from January 1, 2026 to December 31, 2027. As of September 30, 2026, $0.4 million of contingent consideration related to the Micro-LAM acquisition has been included in Accrued expenses and $0.8 million has been included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2025, $1.2 million of contingent consideration related to the Micro-LAM acquisition was included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The contingent consideration was derived using a Monte Carlo simulation model which utilizes inputs including discount rates, volatility rates, and estimated probability of achieving projected revenue and profitability targets. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. There was no change in the fair value measurement of contingent consideration during the three and nine months ended September 30, 2026.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

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

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Total Borrowings, less unaccreted debt discount	$1,644.7	$1,758.1	$1,773.9	$1,828.8

10.    Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Cumulative Translation Adjustment	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive (Loss) Income
	Three Months Ended September 30, 2026
Balance, June 30, 2026(1)	$(6.9)	$8.5	$1.6
Other comprehensive loss before reclassification adjustments	(16.7)	—	(16.7)
Gain reclassified from Accumulated other comprehensive income(2)(3)	—	(0.2)	(0.2)
Tax impact	—	—	—
Net other comprehensive loss(1)	(16.7)	(0.2)	(16.9)
Balance, September 30, 2026(1)	$(23.6)	$8.3	$(15.3)

	Nine Months Ended September 30, 2026
Balance, December 31, 2025(1)	$48.8	$8.8	$57.6
Other comprehensive loss before reclassification adjustments	(72.4)	—	(72.4)
Gain reclassified from Accumulated other comprehensive income(2)(3)		(0.6)	(0.6)
Tax impact		0.1	0.1
Net other comprehensive loss(1)	(72.4)	(0.5)	(72.9)
Balance, September 30, 2026(1)	$(23.6)	$8.3	$(15.3)

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
(3) Included in Other (income) expense – net in the Condensed Consolidated Statements of Income.

11.    Share Repurchases

On September 17, 2025, the Company’s Board of Directors authorized the repurchase of an additional $635.0 million of the Company’s common shares. This approval is in addition to the prior repurchase authorization of the Company’s Board of Directors of $500.0 million on March 17, 2020. These authorizations have no expiration date. During the nine months ended September 30, 2026, the Company repurchased a total of 1.1 million shares at a cost of $227.0 million (including estimated excise taxes of $1.9 million, which will be paid in 2027), of which $1.6 million was settled in October 2026. The Company paid $2.3 million of excise taxes during the nine months ended September 30, 2026 for shares repurchased in 2025. During the nine months ended September 30, 2025, the Company repurchased a total of 1.0 million shares at a cost of $176.6 million (including estimated excise taxes of $1.6 million). As of September 30, 2026, the amount of share repurchase authorization remaining was $699.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Weighted average fair value of grants	$49.13	$46.74
Dividend yield	1.37%	1.41%
Volatility	23.81%	23.06%
Risk-free interest rate	3.61%	4.28%
Expected life (in years)	4.90	4.70

A summary of the Company’s stock option activity as of September 30, 2026 and changes during the nine months ended September 30, 2026 are presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	954,201	$192.03	5.82	$8.9
Granted	86,575	207.43
Exercised	(117,602)	156.92
Forfeited	(36,887)	222.26
Outstanding at September 30, 2026	886,287	$196.93	5.65	$28.5
Vested and expected to vest as of September 30, 2026	876,559	$196.76	5.62	$28.3
Exercisable at September 30, 2026	663,765	$190.79	4.79	$25.2

As of September 30, 2026, there was $3.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock

Restricted stock awards granted beginning in 2026 generally vest annually in equal amounts over three years, with vesting beginning one year from the date of the grant. Restricted stock awards granted prior to 2026 generally cliff vest after three years for employees. Restricted stock awards granted to non-employee directors generally cliff vest after one year. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock granted after the adoption of the 2024 Incentive Award Plan earn dividend equivalents for the award period, which will be paid to participants upon vesting of the underlying awards. Unvested restricted stock granted prior to the adoption of the 2024 Incentive Award Plan earn and are paid dividends. The fair value of restricted stock is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of September 30, 2026 and changes during the nine months ended September 30, 2026 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	190,822	$198.64
Granted	98,515	203.56
Vested	(50,236)	208.23
Forfeited	(29,370)	202.35
Unvested at September 30, 2026	209,731	$198.14

As of September 30, 2026, there was $15.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards granted under the 2024 Incentive Award Plan beginning in 2026 generally vest annually in equal amounts over three years, with vesting beginning one year from the date of grant. Cash-settled restricted stock awards granted prior to 2026 generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. At September 30, 2026 and December 31, 2025, the Company had accrued $4.8 million and $3.6 million, respectively, for cash-settled restricted stock in Accrued expenses in the Condensed Consolidated Balance Sheets and had accrued $3.3 million and $2.4 million, respectively, for cash-settled restricted stock in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These recurring fair value measurements are classified as Level 1 in the fair value hierarchy. Dividend equivalents are earned throughout the award period and paid upon vesting for certain cash-settled restricted stock awards granted after the adoption of the 2024 Incentive Award Plan. Dividend equivalents are paid on a current basis on certain cash-settled restricted stock awards granted prior to the adoption of the 2024 Incentive Award Plan. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2026 and changes during the nine months ended September 30, 2026 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2026	62,292	$177.94
Granted	31,475	207.76
Vested	(16,217)	208.52
Forfeited	(5,090)	227.98
Unvested at September 30, 2026	72,460	$227.98

As of September 30, 2026, there was $6.6 million of total unrecognized compensation cost related to cash-settled restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Performance Share Units

Performance share unit awards represent rights to receive shares of the Company’s common stock and will vest between 0% and 250% of the target share unit amount. Performance share units granted after December 31, 2024 are earned over a three-year performance period based on an internal income growth metric (a performance condition), weighted 25%. The remaining 75% of the award is earned based on a market condition, which is the total shareholder return of IDEX common stock in relation to the total shareholder return of a group of peer companies (for awards granted in 2025, the peer group consists of companies in the S&P 500 index, and for awards granted beginning in 2026, the peer group consists of companies in the S&P 900 Capital Goods and Life Sciences Tools & Services indexes). Performance share unit awards granted prior to 2025 are earned solely based on the Company’s total shareholder return ranking in relation to the total shareholder return of companies in the S&P 500 Index over a three-year period following the date of grant.
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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Weighted average fair value of grants	$274.15	$232.44
Dividend yield	—%	—%
Volatility	24.07%	22.93%
Risk-free interest rate	3.47%	4.23%
Expected life (in years)	2.94	2.94

A summary of the Company’s performance share unit activity as of September 30, 2026 and changes during the nine months ended September 30, 2026 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	78,205	$267.78
Granted	41,030	252.58
Vested	—	—
Forfeited	(26,935)	298.87
Unvested at September 30, 2026	92,300	$259.11

The performance period for the 2023 grants ended as of January 31, 2026. The 2023 grants achieved a 0% payout factor, and as such, the Company did not issue any shares of the Company's stock for awards that vested in 2026.

As of September 30, 2026, there was $4.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

Summary of Share-Based Compensation Expense

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Total compensation cost related to all share-based awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options expense	$0.6	$1.0	$4.3	$5.3
Restricted stock expense	2.9	3.4	13.9	12.2
Cash-settled restricted stock expense	1.2	0.6	5.5	1.8
Performance share units expense	2.2	0.5	9.4	6.2
Total pre-tax share-based compensation expense(1)	6.9	5.5	33.1	25.5
Income tax benefit	(0.7)	(0.9)	(3.1)	(3.3)
Total share-based compensation expense, net of income taxes	$6.2	$4.6	$30.0	$22.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
(1) Pre-tax compensation cost is recognized in the Condensed Consolidated Statements of Income depending on the functional area of the underlying employees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$0.2	$0.3	$2.0	$1.4
Selling, general and administrative expenses	6.7	5.2	31.1	24.7
Restructuring expenses and asset impairments(2)	—	—	—	(0.6)
Total pre-tax share-based compensation expense	$6.9	$5.5	$33.1	$25.5

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

	Pension Benefits
	Three Months Ended September 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.4	$—	$0.3
Interest cost	0.1	0.6	0.1	0.6
Expected return on plan assets	(0.1)	(0.5)	(0.1)	(0.4)
Net amortization	0.1	(0.1)	0.1	(0.1)
Net periodic cost	$0.1	$0.4	$0.1	$0.4

	Pension Benefits
	Nine Months Ended September 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1.0	$—	$1.1
Interest cost	0.3	1.9	0.3	1.8
Expected return on plan assets	(0.1)	(1.5)	(0.1)	(1.3)
Net amortization	0.2	(0.3)	0.2	(0.3)
Net periodic cost	$0.4	$1.1	$0.4	$1.3

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.2	0.2	0.6	0.6
Net amortization	(0.2)	(0.2)	(0.5)	(0.6)
Net periodic cost	$0.1	$0.1	$0.4	$0.3
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

The Company expects to contribute approximately $4.6 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2026. The Company contributed a total of $4.2 million and $3.6 million to fund these plans during the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$192.7	$170.5	$535.8	$464.9
Provision for income taxes	48.7	42.8	128.5	110.7
Effective tax rate	25.2%	25.1%	24.0%	23.8%

The effective tax rate for the three and nine months ended September 30, 2026 reflects a discrete tax expense related to reserves on an ongoing state audit during the third quarter of 2026.

The effective tax rate for the three and nine months ended September 30, 2025 reflects the impact of the enactment of the One Big Beautiful Bill Act. The enacted tax legislation had an unfavorable impact on the foreign derived intangible income deduction primarily due to the recovery of previously capitalized unamortized research expenditures. The nine months ended September 30, 2025 also reflects a discrete tax benefit related to the finalization of a prior year preferential rate with taxing authorities in a foreign jurisdiction. This discrete tax benefit was partially offset by the impact of state tax law changes enacted in June 2025, foreign tax differentials related to increased tax rates and the mix of earnings in higher tax rate jurisdictions.

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

Highlights
(All comparisons are against the same period in 2025 unless otherwise noted)

Three Months Ended September 30, 2026

•Net sales of $951.7 million increased 8% on both a reported basis and organically*
•Reported diluted earnings per common share (“EPS”) attributable to IDEX of $1.95 increased 15%
•Adjusted diluted EPS attributable to IDEX* of $2.33 increased 15%
•Returned capital to shareholders in the form of $74.6 million of share repurchases and $54.0 million of dividends

*These are non-GAAP measures. See the definitions of these non-GAAP measures and reconciliations to their most directly comparable U.S. GAAP financial measures under the heading “Non-GAAP Disclosures.”

During the third quarter of 2026, the Company delivered strong results as continuous improvement efforts, the power of 8020, and measured pricing actions continued to expand margins while absorbing higher costs. Continued growth in targeted advantaged markets, including data centers, semiconductor and space and defense, primarily within the Health & Science Technologies (“HST”) segment, was complemented by broadening industrial strength across Fluid & Metering Technologies’ (“FMT”) and Fire & Safety/Diversified Products (“FSDP”).

Recent Developments

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company collected substantially all of the anticipated refunds of previously paid IEEPA tariffs during the second quarter of 2026 with minimal impact continuing into the third quarter of 2026.

The three months ended September 30, 2026 included a $0.7 million reduction of Cost of sales as well as a $1.6 million benefit to Net sales for revisions to estimated customer rebates, which together increased Gross margin by 10 basis points and contributed $0.02 to diluted EPS attributable to IDEX. The nine months ended September 30, 2026 included a $22.7 million reduction of Cost of sales as well as a $13.1 million reduction of Net sales from expected customer rebates associated with the refunds, which decreased organic sales growth by 1%, increased Gross margin 60 basis points and contributed $0.10 to diluted EPS attributable to IDEX during the nine months ended September 30, 2026.

In response to the U.S. Supreme Court ruling, the administration implemented new tariffs under alternative statutory authority and may continue implementing other additional tariffs. The tariffs enacted in 2025 and in the first quarter of 2026 did not have a material impact on the Company’s business or financial statements in the periods presented.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In millions, except per share amounts)	2026	2025	$	% / bps	2026	2025	$	% / bps
Domestic sales	$473.5	$459.2	$14.3	3%	$1,397.7	$1,314.4	$83.3	6%
International sales	478.2	419.5	58.7	14%	1,361.5	1,244.0	117.5	9%
Net sales	951.7	878.7	73.0	8%	2,759.2	2,558.4	200.8	8%
Cost of sales	522.2	488.1	34.1	7%	1,504.8	1,406.7	98.1	7%
Gross profit	429.5	390.6	38.9	10%	1,254.4	1,151.7	102.7	9%
Gross margin	45.1%	44.5%	n/a	60 bps	45.5%	45.0%	n/a	50 bps
Selling, general and administrative expenses	218.1	204.7	13.4	7%	660.5	617.7	42.8	7%
Restructuring expenses and asset impairments	3.4	0.1	3.3	NM	13.6	18.3	(4.7)	(26%)
Operating income	208.0	185.8	22.2	12%	580.3	515.7	64.6	13%
Other (income) expense – net	(0.1)	(1.2)	1.1	(92%)	(2.0)	2.6	(4.6)	(177%)
Interest expense – net	15.4	16.5	(1.1)	(7%)	46.5	48.2	(1.7)	(4%)
Income before income taxes	192.7	170.5	22.2	13%	535.8	464.9	70.9	15%
Provision for income taxes	48.7	42.8	5.9	14%	128.5	110.7	17.8	16%
Effective tax rate	25.2%	25.1%	n/a	10 bps	24.0%	23.8%	n/a	20 bps
Net income attributable to IDEX	$144.1	$127.8	$16.3	13%	$407.5	$354.9	$52.6	15%
Diluted earnings per common share attributable to IDEX	$1.95	$1.70	$0.25	15%	$5.49	$4.70	$0.79	17%
Net Sales

Net sales for the three and nine months ended September 30, 2026 increased as compared to the same prior year periods primarily as a result of increased organic sales. Net sales for the nine months ended September 30, 2026 also reflect favorable impacts from foreign currency translation and contributions from acquisitions. Organic sales for the same periods increased 8% and 6%, respectively, driven by higher volumes, primarily in the HST segment. The increase in both periods also reflects positive price across all segments.

Gross Profit and Gross Margin

Gross profit and Gross margin for the three and nine months ended September 30, 2026 benefited from net operational productivity improvements and volume leverage. Mix benefited Gross profit and Gross margin for the three months ended September 30, 2026, but was unfavorable to Gross profit and Gross margin for the nine months ended September 30, 2026. Foreign currency translation favorably impacted Gross profit for the nine months ended September 30, 2026 with no impact to Gross margin. While Gross profit also benefited from favorable price/cost, cost increases were not fully recovered at historical margin rates, resulting in Gross margin pressure in both periods presented. Included in price/cost were the net benefits of IEEPA tariff refunds previously discussed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2026, reflecting a $1.9 million and $7.4 million increase from acquisitions, including amortization, respectively, as well as higher employee-related costs, including variable compensation, and increased professional services spending, partially offset by proceeds received related to legal settlements, as compared to the same prior year periods.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments for the three months ended September 30, 2026 primarily relate to severance costs that were incurred as a result of employee reductions, including reductions in connection with the anticipated closure of a facility in the HST segment. The nine months ended September 30, 2026 also include asset impairments of $4.8 million related to intangible assets and property, plant and equipment within the Company’s FMT segment. Restructuring expenses and asset impairments for the three and nine months ended September 30, 2025 primarily relate to severance costs that were incurred in conjunction with organizational changes.

Other (Income) Expense – Net

Other (income) expense – net during the three and nine months ended September 30, 2026 and 2025 reflects the impact of foreign currency transactions.

Interest Expense – Net

Interest expense – net for the three months ended September 30, 2026 decreased primarily due to lower average borrowings under the Revolving Facility and higher interest income earned as compared to the prior year period. Interest expense – net for the nine months ended September 30, 2026 decreased primarily due to the payoff of the Company’s 3.37% Senior Notes in 2025.

Income Taxes

The effective tax rate was 25.2% and 24.0% for the three and nine months ended September 30, 2026, respectively, reasonably consistent with 25.1% and 23.8% during the respective same periods in 2025. For additional information, refer to Note 15, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements.

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

The table below illustrates the share of Net sales and Adjusted EBITDA contributed by each segment on the basis of total segments (not total Company) for the three and nine months ended September 30, 2026.

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	HST	FMT	FSDP	Total	HST	FMT	FSDP	Total
Net sales as a percent of total	46%	34%	20%	100%	45%	34%	21%	100%
Adjusted EBITDA(1)	43%	38%	19%	100%	42%	38%	20%	100%

(1) Segment Adjusted EBITDA excludes the impact of unallocated corporate costs of $25.5 million and $81.8 million for the three and nine months ended September 30, 2026, respectively.

Health & Science Technologies Segment

	Three Months Ended September 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$184.2	$184.1	—%
International sales	249.3	196.9	27%
Net sales	$433.5	$381.0	14%	13%	1%	—%	14%
Adjusted EBITDA	124.8	105.4	18%	20%	(1%)	(1%)	18%
Adjusted EBITDA margin	28.8%	27.7%	110 bps	160 bps	(50) bps	— bps	110 bps

	Nine Months Ended September 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div(1)	Foreign Currency	Total
Domestic sales	$555.9	$505.5	10%
International sales	691.0	582.3	19%
Net sales	$1,246.9	$1,087.8	15%	12%	2%	1%	15%
Adjusted EBITDA	350.1	287.8	22%	21%	—%	1%	22%
Adjusted EBITDA margin	28.1%	26.5%	160 bps	210 bps	(50) bps	— bps	160 bps

(1) Acquisitions include Micro-LAM, Inc. (“Micro-LAM”) acquired in July 2025.

•Organic sales for the three and nine months ended September 30, 2026 reflect higher volumes primarily due to AI-driven demand for data center power and semiconductor markets, as well as strength in space and defense and positive price.

•Adjusted EBITDA margin for the three and nine months ended September 30, 2026 increased primarily due to volume leverage, partially offset by higher variable compensation and the impact of acquisitions. Additionally, favorable mix was offset by higher employee-related costs for the three months ended September 30, 2026.

Fluid & Metering Technologies Segment

	Three Months Ended September 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$186.4	$180.5	3%
International sales	141.5	136.6	4%
Net sales	$327.9	$317.1	3%	4%	—%	(1%)	3%
Adjusted EBITDA	111.0	106.8	4%	4%	—%	—%	4%
Adjusted EBITDA margin	33.9%	33.7%	20 bps	20 bps	— bps	— bps	20 bps

	Nine Months Ended September 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$545.8	$525.0	4%
International sales	400.7	393.5	2%
Net sales	$946.5	$918.5	3%	2%	—%	1%	3%
Adjusted EBITDA	320.0	310.8	3%	2%	—%	1%	3%
Adjusted EBITDA margin	33.8%	33.8%	— bps	— bps	— bps	— bps	— bps

•Organic sales for the three and nine months ended September 30, 2026 reflect positive price. Higher volumes in the Company’s businesses serving municipal water and semiconductor markets were partially offset by lower volumes in the Company’s businesses serving the chemical, energy and agriculture markets.

•Adjusted EBITDA margin for the three months ended September 30, 2026 increased slightly due to net productivity improvements and volume leverage, mostly offset by unfavorable mix and higher variable compensation. Adjusted EBITDA margin for the nine months ended September 30, 2026 was flat. Net productivity improvements were offset by unfavorable mix.

Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$102.9	$94.6	9%
International sales	88.6	87.3	1%
Net sales	$191.5	$181.9	5%	6%	—%	(1%)	5%
Adjusted EBITDA	54.5	49.3	11%	12%	—%	(1%)	11%
Adjusted EBITDA margin	28.5%	27.1%	140 bps	150 bps	— bps	(10) bps	140 bps

	Nine Months Ended September 30,			Components of Change
(In millions)	2026	2025	Change	Organic	Acq/Div	Foreign Currency	Total
Domestic sales	$296.0	$283.9	4%
International sales	273.7	273.8	—%
Net sales	$569.7	$557.7	2%	1%	—%	1%	2%
Adjusted EBITDA	165.2	159.9	3%	3%	—%	—%	3%
Adjusted EBITDA margin	29.0%	28.7%	30 bps	30 bps	— bps	— bps	30 bps

•Organic sales for the three and nine months ended September 30, 2026 reflect positive price as well as higher volumes in the Company’s BAND-IT and Fire & Safety businesses driven by strong aerospace and North America fire original equipment manufacturers (“OEMs”) demand, respectively, which were offset by lower volumes in the Company’s Dispensing businesses in the nine months ended September 30, 2026.

•Adjusted EBITDA margin increased for the three and nine months ended September 30, 2026 primarily due to net productivity improvements partially offset by price/cost headwinds. Adjusted EBITDA margin for the three months ended September 30, 2026 also benefited from volume leverage and favorable mix, while Adjusted EBITDA margin for the nine months ended September 30, 2026 was negatively impacted by unfavorable mix.

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

Select key liquidity metrics at September 30, 2026 are as follows:

(In millions)	September 30, 2026
Working capital	$1,130.6
Current ratio	2.8 to 1
Cash and cash equivalents	$602.1
Cash held outside of the United States	541.9
Revolving Facility capacity	$800.0
Borrowings	158.5
Letters of credit	3.8
Revolving Facility availability	$637.7

Operating Working Capital

Operating working capital, calculated as Receivables – net plus Inventories – net minus Trade accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details Operating working capital as of September 30, 2026 and December 31, 2025:

(In millions)	September 30, 2026	December 31, 2025	Change	Organic Change
Receivables – net	$548.6	$521.7	$26.9	$32.6
Inventories – net	529.1	479.4	49.7	55.7
Less: Trade accounts payable	238.3	224.7	13.6	16.1
Operating working capital	$839.4	$776.4	$63.0	$72.2

Acquisitions and foreign currency translation decreased Operating working capital by $9.2 million during the nine months ended September 30, 2026. Apart from these items, the primary drivers of the change in Operating working capital were higher sales volumes and positive price leading to higher receivables and higher inventories, which increased to support planned production.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In millions)	2026	2025	Change
Net cash flows provided by (used in):
Operating activities	$543.2	$470.9	$72.3
Investing activities	(67.7)	(120.0)	52.3
Financing activities	(441.4)	(424.9)	(16.5)

Operating Activities

Cash provided by operating activities increased $72.3 million in the nine months ended September 30, 2026 as compared to the prior year period. Improved operational results and the net benefit of cash received for IEEPA tariff refunds were partially offset by higher cash tax payments.

Investing Activities

Cash used in investing activities decreased $52.3 million in the nine months ended September 30, 2026 as compared to the prior year period primarily due to the purchase of Micro-LAM during the nine months ended September 30, 2025 for $80.7 million, partially offset by a $22.0 million increase in capital expenditures and the absence of $4.2 million of funds received in connection with the finalization of the Mott purchase price in the prior year period.

Financing Activities

Cash used in financing activities increased $16.5 million in the nine months ended September 30, 2026 as compared to the prior year period. The nine months ended September 30, 2026 included $77.1 million of higher net payments under the Revolving Facility and $53.0 million of higher share repurchases, partially offset by $16.9 million of higher proceeds from stock option exercises, net of shares withheld for taxes. The nine months ended September 30, 2025 also included a $100.0 million payment on long-term borrowings that did not reoccur in the current year period.

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

The following table reconciles cash flows provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows provided by operating activities	$543.2	$470.9
Less: capital expenditures	65.9	43.9
Free cash flow	$477.3	$427.0

Cash Requirements

Subsequent Share Repurchases

Subsequent to September 30, 2026, the Company repurchased 0.1 million shares at a cost of $20.5 million.

Capital Expenditures

Capital expenditures generally include machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company believes it has sufficient operating cash flows to continue to meet current obligations and invest in planned capital expenditures. Cash flows from operations were more than adequate to fund capital expenditures of $65.9 million and $43.9 million in the first nine months of 2026 and 2025, respectively.

Share Repurchases

During the nine months ended September 30, 2026, the Company paid $228.0 million for share repurchases, comprised of $223.5 million for shares repurchased and settled during the period, $2.2 million for shares repurchased in December 2025 that settled in January 2026 and $2.3 million of excise taxes for shares repurchased in 2025. During the nine months ended September 30, 2025, the Company paid $175.0 million for shares repurchased and settled during the period. As of September 30, 2026, the amount of share repurchase authorization remaining was $699.7 million, excluding fees, commissions, excise taxes and other expenses related to such common stock repurchases. For additional information regarding the Company’s share repurchase program, refer to Note 11, “Share Repurchases,” in the Notes to Condensed Consolidated Financial Statements.

Dividends

Total dividend payments to common shareholders were $160.7 million during the nine months ended September 30, 2026 compared with $159.4 million during the nine months ended September 30, 2025.

Covenants

At September 30, 2026, the Company was in compliance with the covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements. The key financial covenants that the Company is required to maintain in connection with the 5.13% Senior Notes are a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, as defined within the Credit Agreement. The key financial covenant the Company is required to maintain in connection with the Revolving Facility is a net leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt less eligible cash deductions to its consolidated EBITDA, as defined within the Credit Agreement. At September 30, 2026, the Company’s interest coverage ratio was 14.69 to 1 for covenant calculation purposes, the leverage ratio was 1.72 to 1 and the net leverage ratio was 1.39 to 1. There are no financial covenants relating to the 2.625% Senior Notes, the 3.00% Senior Notes or the 4.950% Senior Notes; however, all are subject to cross-acceleration provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings reaffirmed the Company’s corporate credit rating of BBB (stable outlook) in September 2024.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in August 2024.

•Fitch Ratings affirmed the Company’s corporate credit rating of BBB+ (stable outlook) in September 2026.

Off-Balance Sheet Arrangements

The Company had $24.6 million of letters of credit as of September 30, 2026, primarily issued as security for insurance and other performance obligations. Of the $24.6 million of letters of credit, only $3.8 million reduced the Company’s borrowing capacity under the Revolving Facility as of September 30, 2026.

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

Management uses Adjusted EBITDA as its measure of segment performance. Management believes it is a useful indicator of the strength and performance of the Company and its segments’ ongoing business operations as well as a way for investors to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that Adjusted EBITDA margin is useful for the same reasons as Adjusted EBITDA. The definition of Adjusted EBITDA used here may differ from that used by other companies.

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
•Adjusted net income attributable to IDEX is calculated as Net income attributable to IDEX, adjusted to exclude the impact of fair value inventory step-up charges, Restructuring expenses and asset impairments and other restructuring-related charges, acquisition-related intangible asset amortization and legal settlements and contingencies, all net of the statutory tax expense or benefit.
•Adjusted diluted EPS attributable to IDEX is calculated as Adjusted net income attributable to IDEX divided by the diluted weighted average shares outstanding.
•Consolidated Adjusted EBITDA is calculated as consolidated earnings before interest expense - net, income taxes, depreciation and amortization, or consolidated EBITDA, adjusted to exclude the impact of fair value inventory step-up charges, Restructuring expenses and asset impairments and other restructuring-related charges and legal settlements and contingencies.
•Consolidated Adjusted EBITDA margin is calculated as Consolidated Adjusted EBITDA divided by Net sales.
•Free cash flow is calculated as cash flows from operating activities less capital expenditures. This non-GAAP measure is discussed and reconciled to its most directly comparable U.S. GAAP measure in the section above titled “Free Cash Flow.”

These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from those results should be carefully evaluated. Due to rounding, numbers presented throughout this and other documents may not add up or recalculate precisely.

Table 1. Reconciliations of the Change in Net Sales to Change in Organic Sales

	HST	FMT	FSDP	IDEX
	Three Months Ended September 30, 2026
Change in net sales	14%	3%	5%	8%
Less:
Net impact from acquisitions/divestitures(1)	1%	—%	—%	—%
Impact from foreign currency(2)	—%	(1%)	(1%)	—%
Change in organic sales	13%	4%	6%	8%

	Nine Months Ended September 30, 2026
Change in net sales	15%	3%	2%	8%
Less:
Net impact from acquisitions/divestitures(1)	2%	—%	—%	1%
Impact from foreign currency(2)	1%	1%	1%	1%
Change in organic sales	12%	2%	1%	6%

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

Table 2. Reconciliations of Reported-to-Adjusted Gross Profit and Gross Margin (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$429.5	$390.6	$1,254.4	$1,151.7
Fair value inventory step-up charges	—	0.6	—	0.6
Restructuring-related charges(1)	0.8	—	1.3	—
Adjusted gross profit	$430.3	$391.2	$1,255.7	$1,152.3

Net sales	$951.7	$878.7	$2,759.2	$2,558.4

Gross margin	45.1%	44.5%	45.5%	45.0%
Adjusted gross margin	45.2%	44.5%	45.5%	45.0%

(1) Restructuring-related charges represent costs incurred related to the anticipated closure of a facility in the HST segment, including accelerated depreciation of $0.7 million and $1.2 million during the three and nine months ended September 30, 2026, respectively.

Table 3. Reconciliations of Reported-to-Adjusted Net Income Attributable to IDEX and Diluted EPS Attributable to IDEX (in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported net income attributable to IDEX	$144.1	$127.8	$407.5	$354.9
Fair value inventory step-up charges	—	0.6	—	0.6
Tax impact on fair value inventory step-up charges	—	(0.1)	—	(0.1)
Restructuring expenses and asset impairments and other restructuring-related charges(1)	4.2	0.1	14.9	18.0
Tax impact on restructuring expenses and asset impairments and other restructuring-related charges	(0.9)	(0.1)	(3.4)	(4.4)
Legal settlements and contingencies(2)	(0.2)	—	(3.0)	—
Tax impact on legal settlements and contingencies	0.7	—	1.8	—
Acquisition-related intangible asset amortization	32.6	33.0	99.6	96.5
Tax impact on acquisition-related intangible asset amortization	(7.7)	(8.5)	(23.6)	(23.2)
Adjusted net income attributable to IDEX	$172.8	$152.8	$493.8	$442.3

Reported diluted EPS attributable to IDEX	$1.95	$1.70	$5.49	$4.70
Fair value inventory step-up charges	—	0.01	—	0.01
Tax impact on fair value inventory step-up charges	—	—	—	—
Restructuring expenses and asset impairments and other restructuring-related charges(1)	0.06	—	0.20	0.24
Tax impact on restructuring expenses and asset impairments and other restructuring-related charges	(0.01)	—	(0.04)	(0.06)
Legal settlements and contingencies(2)	—	—	(0.04)	—
Tax impact on legal settlements and contingencies	0.01	—	0.02	—
Acquisition-related intangible asset amortization	0.42	0.43	1.34	1.27
Tax impact on acquisition-related intangible asset amortization	(0.10)	(0.11)	(0.32)	(0.31)
Adjusted diluted EPS attributable to IDEX	$2.33	$2.03	$6.65	$5.85

Diluted weighted average shares outstanding	74.0	75.2	74.2	75.5

(1) Restructuring expenses and asset impairments and other restructuring-related charges consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring expenses and asset impairments	$3.4	$0.1	$13.6	$18.3
Less: Restructuring expenses and asset impairments attributable to noncontrolling interest(a)	—	—	—	(0.3)
Other restructuring-related charges(b)	0.8	—	1.3	—
Restructuring expenses and asset impairments and other restructuring-related charges	$4.2	$0.1	$14.9	$18.0

(a) Restructuring expenses and asset impairments recorded during the nine months ended September 30, 2025 included charges of $0.6 million recognized by the Company’s joint venture, $0.3 million of which was attributable to noncontrolling interest.

(b) Other restructuring-related charges represent costs incurred related to the anticipated closure of a facility in the HST segment, including accelerated depreciation of $0.7 million and $1.2 million during the three and nine months ended September 30, 2026, respectively.

(2) Legal settlements and contingencies include legal settlement funds received, net of associated legal costs incurred.

Table 4. Reconciliations of Net Income to Adjusted EBITDA (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported net income	$144.0	$127.7	$407.3	$354.2
Provision for income taxes	48.7	42.8	128.5	110.7
Interest expense – net	15.4	16.5	46.5	48.2
Depreciation(1)	20.8	19.1	60.9	56.5
Amortization	32.6	33.0	99.6	96.5
Fair value inventory step-up charges	—	0.6	—	0.6
Restructuring expenses and asset impairments and other restructuring-related charges(1)	3.5	0.1	13.7	18.3
Legal settlements and contingencies(2)	(0.2)	—	(3.0)	—
Adjusted EBITDA	$264.8	$239.8	$753.5	$685.0

Adjusted EBITDA Components
HST	$124.8	$105.4	$350.1	$287.8
FMT	111.0	106.8	320.0	310.8
FSDP	54.5	49.3	165.2	159.9
Corporate and other	(25.5)	(21.7)	(81.8)	(73.5)
Total Adjusted EBITDA	$264.8	$239.8	$753.5	$685.0

Net sales	$951.7	$878.7	$2,759.2	$2,558.4

Net income margin	15.1%	14.5%	14.8%	13.8%
Adjusted EBITDA margin	27.8%	27.3%	27.3%	26.8%

(1) Accelerated depreciation of $0.7 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, related to the anticipated closure of a facility in the HST segment, was included in Depreciation in Table 4, in Restructuring-related charges in Table 2 and in Restructuring expenses and asset impairments and other restructuring-related charges in Table 3 above.

(2) Legal settlements and contingencies include legal settlement funds received, net of associated legal costs incurred.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2026 to July 31, 2026	113,528	$224.18	113,528	$749,239,070
August 1, 2026 to August 31, 2026	105,463	234.79	105,463	724,477,001
September 1, 2026 to September 30, 2026	110,044	225.25	110,044	699,689,773
Total	329,035	$227.94	329,035	$699,689,773

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement, dated September 3, 2026, by and among IDEX Corporation and certain of its subsidiaries, as borrowers; Bank of America, N.A., as administrative agent, swingline lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd. and Bank of China, Chicago Branch, as co-documentation agents; and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed with the SEC on September 3, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
Date: October 28, 2026